Form 10-K
period 1993-12-31
ML MEDIA OPPORTUNITY PARTNERS L P
filed 1994-03-31
CIK 818080

-10-
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the year ended
                        December 31, 1993

                             0-16690
                    (Commission File Number)

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
     (Exact name of registrant as specified in its governing
                          instruments)

                            Delaware
          (State or other jurisdiction of organization)

                           13-3429969
                (IRS Employer Identification No.)

                     World Financial Center
                    South Tower - 14th Floor
                 New York, New York  10080-6114
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:
(212) 236-6577

Securities registered pursuant to Section 12(b) of the Act:

                                           None
                        (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                   Units of Limited Partnership Interest
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      .
MOPP10K\MOP9310K.DOC
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:
Part I -  Pages 13 through 22 and 41 through 50 of Prospectus of
Registrant, dated December 11, 1987, filed pursuant to Rule
424(b) under the Securities Act of 1933.
Item l.   Business

Formation

ML Media Opportunity Partners, L.P. ("Registrant"), a Delaware limited partnership, was organized on June 23, 1987. Media Opportunity Management Partners, a New York general partnership (the "General Partner"), is Registrant's sole general partner. The General Partner is a joint venture, organized as a general partnership under New York law, between RP Opportunity Management, L.P. ("RPOM") and ML Opportunity Management Inc., ("MLOM"). MLOM is a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated
("MLPF&S"). RPOM is organized as a limited partnership under Delaware law, the general partners of which are EHR Opportunity Management, Inc., and IMP Opportunity Management Inc. As a result of the death of Elton H. Rule, the owner of EHR Opportunity Management, Inc., the general partner interest of EHR Opportunity Management, Inc. may either be acquired by IMP Opportunity Management Inc. or its designee. The General
Partner was formed for the purpose of acting as general partner of Registrant.

Registrant is engaged in the business of acquiring, financing, holding, developing, improving, maintaining, operating, leasing, selling, exchanging, disposing of and otherwise investing in and dealing with media businesses and direct and indirect interests therein. (Reference is made to Note 9 of "Financial Statements and Supplementary Data" included in Item 8 hereof for segment information).

Registrant received initial capitalization of $4,000 and $100 from the General Partner and initial limited partner, respectively. On January 14, 1988, Registrant commenced the offering through MLPF&S of up to 120,000 units of limited partnership interest ("Units") at $1,000 per Unit. The Registration Statement was filed on July 1, 1987 pursuant to the Securities Act of 1933 under Registration Statement No. 33-15502 which was declared effective on December 11, 1987
(the "Registration Statement"). On March 23, 1988, Registrant had its first closing on the sale of 99,131 units of limited partnership interest, and the General Partner admitted additional limited partners to Registrant. On April 27, 1988, Registrant had its second closing on the sale of 13,016 units of limited partnership interest, and the General Partner admitted additional limited partners to Registrant. As of December 31, 1993, total limited partners' and General Partner's capital contributions were $112,147,100 and $1,132,800, respectively. Reference is made to the prospectus dated December 11, 1987 filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933. Pursuant to Rule 12b-23 of the Securities and Exchange Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended, the description of Registrant's business set forth under the heading "Risk and Other Important Factors" at pages 13 through 22 and under the heading "Investment Objectives and Policies" at pages 41 through 50 of the above-referenced prospectus is hereby incorporated herein by reference.

Media Properties

As of December 31, 1993, Registrant's investments in media properties consist of various cable television systems in North Carolina and Maryland, a radio station in Virginia, an ownership of approximately 4.2% of the stock of a cellular telecommunications company based in California, a controlling interest in a broadcast and cable television production company in California, a minority investment in an affiliated group of companies based in London, England engaged in programming distribution and related businesses, and a 51% ownership interest in a partnership which owns three television stations in Georgia, Indiana and Missouri. In addition, effective July 1, 1993, Registrant sold the business and assets of IMPLP and Intelidata (a business information services operation in London, England) (see below). Additionally, a cable television system in Virginia (the "Leesburg System") was sold on September 30, 1993 (see below). Information below on the gross revenues attributable to individual media investments as a percentage of total Registrant gross revenues relates only to those gross revenues from media investments in which Registrant had a greater than 50% ownership interest as of December 31, 1993. Therefore, the gross revenue percentages outlined below are a higher percentage than they would be if the consolidated revenue reflected Registrant's pro-rata share of revenue from non-consolidated investments.

Windsor Systems

On April 13, 1988, Registrant purchased all of the assets of the community antenna television systems owned by Windsor Cablevision, Inc. ("Windsor") serving four communities in North Carolina (the "Windsor Systems"). As of December 31, 1993, the Windsor Systems served approximately 2,800 basic subscribers and passed approximately 90 linear miles of plant. The purchase price of the Windsor Systems was $4,287,500, of which $1,257,500 was paid for in cash and $3,030,000 was financed by a seller note (the "Windsor Note") payable over a ten year period in equal monthly installments of principal and interest, and bearing interest at a rate of 9% per annum. Payments under the Windsor Note are secured solely by a security interest in the assets of the Windsor Systems. Effective June 30, 1992, Registrant entered into a management agreement with Cablevision Systems Corporation for the management of the day-to-day operations and to maintain the books and records of the Windsor Systems. These responsibilities are subject to the direction and control of the General Partner. The results of operations of the Windsor Systems are consolidated into the results of operations of Registrant.

On November 16, 1993, Registrant entered into an Asset Purchase Agreement with Tar River Communications, Inc. ("Tar River") to sell the assets of the Windsor Systems to Tar River for a base purchase price of $3,240,000, subject to adjustment based on the number of subscribers to the Windsor Systems on the Closing Date and the accounts receivable and accounts payable of the Windsor Systems on the Closing Date. The sale is subject to various conditions, including consent from the franchising authorities and extensions of the franchises for the Windsor Systems until 10 years after the Closing Date. The closing is currently expected to occur in mid-1994.

Registrant is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions (see below) on the pending sale of the Windsor systems or the potential timing of the sale. However, as discussed below, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of the Windsor systems.

During 1993, the Windsor Systems had gross revenues totaling
$927,412 (1.5% of gross revenues of Registrant).

During 1992, the Windsor Systems had gross revenues totaling
$898,297 (1.7% of gross revenues of Registrant).

During 1991, the Windsor Systems had gross revenues totaling
$860,779 (2.0% of gross revenues of Registrant).

Refer to Note 2 of "Item 8. Financial Statements and
Supplementary Data" for information regarding defaults under the Windsor Note, and Registrant's plans with regard to such defaults.

Maryland Cable Corp.

On May 13, 1988, Registrant entered into a Securities Purchase Agreement (the "Prime Agreement") with various entities (the "Prime Sellers") that, directly or indirectly, owned all the partnership interests in Prime Cable of Maryland Limited Partnership ("Prime Cable"). Prime Cable owned and operated cable television systems in the suburban Washington, D.C. areas of northern Prince George's County, Maryland and Leesburg, Virginia (herein referred to as the "Maryland Cable Systems" or the "Systems"). The cable television systems owned and operated (prior to the sale discussed below) in Leesburg, Virginia is herein referred to as the "Leesburg System."

The purchase of Prime Cable (the "Acquisition") closed on November 17, 1988. The purchase price was $198,000,000 of which approximately $54,152,000 was used to repay Prime Cable's existing long-term debt and the balance of which was paid to the Prime Sellers. Registrant also incurred approximately $7,000,000 in financing costs and other transaction fees. Registrant effected the purchase of Prime Cable through its subsidiaries Maryland Cable Holdings Corp. ("Holdings") and Maryland Cable Corp. ("Maryland Cable"), which is wholly-owned by Holdings. To finance the Acquisition, Registrant arranged the following financing and commitments:

(i) A $77,500,000 revolving credit line, $73,000,000 of which was borrowed immediately by Maryland Cable and the balance of which was borrowed during 1989, and which, on June 30, 1990, converted to a term loan maturing on September 30, 1998, together with a $15,000,000 ten-year term loan from a group of financial institutions led by Citibank, N.A. pursuant to a revolving credit and term loan agreement (the "Maryland Cable Loan Agreement"). Quarterly principal payments on the $77.5 million loan were scheduled to begin on September 30, 1990. Maryland Cable did not make its scheduled quarterly principal repayments of $1,250,000 due September 30, 1990 and December 31, 1990, nor its scheduled principal repayments of $1,625,000 due March 31, 1991 and June 30, 1991. On September 6, 1991 Maryland Cable entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") relating to its outstanding senior indebtedness of $92,500,000. Under the Amended Credit Agreement, Maryland Cable's senior lenders waived all defaults under the original Maryland Cable Loan Agreement, changed the maturity date of the loan from September 30, 1998 to December 31, 1993, limited mandatory principal payments due prior to maturity to quarterly installments of $250,000 commencing March 31, 1993, required interest to be paid quarterly until June 1992 and monthly thereafter, and revised certain financial and operating covenants. The Amended Credit Agreement also provided for the conversion to a note (the "Default Interest Note") of $1,595,408 in default interest that had been incurred as of September 6, 1991. Interest accrued on the Default Interest Note at the rate of 1.25% over Citibank's base rate until September 30, 1993, when the Default Interest Note was discharged upon the sale of the Leesburg System (see below). The obligation had been scheduled to become payable on December 31, 1993. The loans under the Amended Credit Agreement are secured by liens on essentially all of Maryland Cable's assets and are guaranteed by Holdings, whose guarantee is secured by a pledge of all of Maryland Cable's stock.

(ii) Approximately $77,500,000 from the sale by Maryland Cable of $162,406,000 of Senior Subordinated Discount Notes due 1998 (the "Discount Notes"). The Discount Notes were sold at an aggregate discount of approximately $84,906,000, accrued over a five-year period and mature on November 15, 1998; semi-annual cash interest is payable in arrears beginning May 15, 1994 at an annual rate of 15 3/8%, compounded semi-annually. The principal amount payable at maturity of the Discount Notes is $162,406,000 (of which the entire $162,406,000 is outstanding at December 31,
     1993). Prior to November 15, 1993, upon the occurrence of certain defined events, holders of the Discount Notes could require redemption of the Discount Notes by Maryland Cable subject to certain limitations, and Maryland Cable would have the right to redeem the Discount Notes. The Discount Notes became redeemable at the option of Maryland Cable, in whole or in part, on November 15, 1993, initially at 104% of the principal amount, then declining 2% each year, ratably, to 100% of the principal amount on or after November 15, 1995, plus accrued interest to the date of redemption. The Discount Notes are subordinate to the obligations under the Amended Credit Agreement.

(iii)$34,200,000 from a capital contribution by Registrant to Holdings, and $3,800,000 from the sale by Holdings of its non-voting Class B common stock. Registrant currently owns all of the capital stock of Holdings, exclusive of the Class B Common Stock (see below).

Since the Acquisition, the daily operations of the Maryland Cable Systems have been managed by MultiVision, a cable television multiple system operator controlled by I. Martin Pompadur. Mr. Pompadur, Chairman and Chief Executive Officer of Maryland Cable, Holdings and MultiVision, organized MultiVision in January 1988 to provide management services to cable television systems acquired by entities under his control, with those entities paying cost for those services pursuant to an agreement to allocate certain costs ("Cost Allocation Agreement") with MultiVision. Mr. Pompadur is, indirectly, the general partner of ML Media Partners, L.P., a publicly held limited partnership ("ML Media"), and Registrant. Each of these limited partnerships has invested in cable television systems now managed by MultiVision pursuant to the Cost Allocation Agreement. The total customer base managed by MultiVision declined significantly during 1992 as a result of divestitures by companies other than Registrant which had utilized the management services of MultiVision, leading to slightly higher programming prices for all its managed systems, including Maryland Cable.

Prime Cable acquired the Maryland Cable Systems from affiliates of Storer Communications, Inc. ("Storer Communications") in 1985. Between December 31, 1985 and December 31, 1993, the number of homes passed by the Maryland Cable Systems increased from 101,072 to 140,693, the number of basic subscribers increased from 48,638 to 76,564, the number of basic subscribers as a percentage of homes passed (the basic penetration level) increased from 48.1% to 54.4%, the number of premium service units decreased from 90,574 to 77,728 and the average monthly recurring revenue per basic subscriber increased from $25.83 to $40.34.

On September 30, 1993, Maryland Cable consummated the sale of the Leesburg System to Benchmark Acquisition Fund I Limited Partnership (the "Buyer") for a base payment of approximately $10,180,000, of which $7,250,000 was paid to Citibank, N.A., to discharge $6,750,000 of bank debt and to pay a fee of $500,000 due in connection with the 1991 amendment to the Maryland Cable loan agreement. An additional amount of $250,000 was deposited into an indemnity escrow account for a period of one year. Following the payment of certain fees and expenses, Maryland Cable retained approximately $2,480,000 in proceeds and is entitled to additional payments following the closing based upon the amount of its accounts receivable, the number of subscribers served at closing and certain other adjustments. The Buyer is an affiliate of Benchmark Communications but is not affiliated with Maryland Cable or Registrant. This sale resulted in an approximate $4.0 million gain.

In addition, as a result of the payment of $6,750,000 in bank debt, in accordance with the terms of the Amended Credit Agreement, the Default Interest Notes of $1,595,408, together with accrued interest of $252,338, ceased to be an Obligation (as defined) under the Amended Credit Agreement and was reflected in the results of operations through the remaining life of the Amended Credit Agreement. The amount of the Default Interest Notes forgiven, plus accrued interest forgiven, may be utilized by the Banks as payment consideration of the exercise price of the Warrants the Banks hold, in the event of such exercise, pursuant to the terms of the Amended Credit Agreement.

As of September 30, 1993 (the date of sale of the Leesburg System), the Leesburg System represented approximately 6.5% of the basic subscribers of Maryland Cable. In addition, as of September 30, 1993, the Leesburg System's gross revenues represented approximately 4% of Maryland Cable's gross revenues. Refer to Note 14 of "Item 8. Financial Statements and Supplementary Data" for further discussion.

Maryland Cable is currently in default under its bank credit agreement by virtue of its failure to pay the principal amount of its senior bank debt ($85 million) on maturity on December 31, 1993. On January 18, 1994 as a result of the default under the senior bank debt, the holders of the senior bank debt exercised their rights under events of default to collect Maryland Cable's lockbox receipts and apply such receipts towards the repayment of the outstanding senior bank debt, related accrued interest, and fees and expenses. As of March 9, 1994, one day prior to the filing of the Prepackaged Plan, the holders of the senior bank debt applied approximately $4,800,000 in lockbox receipts towards the repayment of the outstanding senior bank debt. Also, as a result of the default of the senior bank debt, there is also a default under the Discount Notes.

On December 31, 1993, Registrant, Maryland Cable, Holdings and ML Cable Partners (see below) entered into an Exchange Agreement with Water Street Corporate Recovery Fund I, L.P. (the "Water Street Fund") providing for the restructuring of Maryland Cable. The Water Street Fund holds approximately 85% of the outstanding principal amount of Maryland Cable's Discount Notes, which, as described below, are currently in default. Also, as of December 31, 1993, another holder of the Discount Notes (representing 7% of the outstanding principal amount) joined in the Exchange Agreement.

Pursuant to the Exchange Agreement, holders of the Discount Notes would exchange their Discount Notes and their Class B Common Stock of Holdings for all of the partnership interests of a newly formed limited partnership ("NEWCO") that would acquire all of the assets of Maryland Cable, subject to the liabilities of Maryland Cable. Registrant would receive an aggregate of $2,670,000 in satisfaction of the $3,600,000 in Subordinated Promissory Notes held by Registrant, plus accrued interest of approximately $2.7 million and the $5,379,833 in deferred management fees payable to Registrant, and $100 for its Common Stock of Holdings. ML Cable Partners, which is 99% owned by Registrant, would receive payment in full of the $6,830,000 participation it holds in the senior bank debt of Maryland Cable. In addition, Registrant would be paid upon the satisfaction of all the terms of the Exchange Agreement a management fee for managing the Maryland Cable Systems from January 1, 1994 to the date on which all the terms of the Exchange Agreement are satisfied, based on the gross revenues of the Systems during that period. If prior to the date on which all the terms of the Exchange Agreement are satisfied holders of the Discount Notes transfer a majority of the outstanding principal amount of the Discount Notes, Registrant would receive an additional payment equal to 5% of the amount by which the Value (as defined) of the Systems exceeds $180,000,000. The Exchange Agreement also provides for a payment of $500,000 to MultiVision in settlement of severance and other costs relating to the termination of MultiVision as manager.

The Exchange Agreement is subject to numerous conditions, including approval of the holders of at least 99% of the aggregate principal amount of the Discount Notes, the consent of the franchising authorities and the Federal Communications Commission (the "FCC") to the transfer of the Systems to NEWCO, NEWCO borrowing $100,000,000 to be used to repay Maryland Cable's senior bank debt, and the agreement from the holders of the senior bank debt to accept payment of the principal amount of the senior bank debt and accrued interest thereon, and no additional fees, interest or other payments for agreeing to extend the maturity of the senior bank debt beyond December 31, 1993.

As of March 10, 1994, the requisite approvals from the holders of the Discount Notes and the senior bank debt had not been received. As a result, as provided for in the Exchange Agreement, on March 10,1994, Maryland Cable and Holdings filed a consolidated plan of reorganization of Maryland Cable and Holdings (the "Prepackaged Plan") under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court-Southern District of New York. This filing included the Prepackaged Plan, to which the requisite majority of all impaired creditors other than the holders of the senior debt had consented. Under the Prepackaged Plan, Registrant would receive materially the same aggregate consideration as it would receive under the terms of the Exchange Agreement.

The Prepackaged Plan filed differs from the Exchange Agreement most significantly in the treatment of the secured bank debt of Maryland Cable. Under the Prepackaged Plan, each holder of Maryland Cable's bank debt would receive deferred cash payments pursuant to newly issued promissory notes in a principal amount equal to their proportionate share of the total bank debt, bearing interest at the same rate as provided for in the original Amended Credit Agreement with a maturity date of December 31, 1998 (the original maturity date under the Amended Credit Agreement). Maryland Cable and the agent for the holders of Maryland Cable's bank debt are currently negotiating revised terms for these newly issued promissory notes, however there is no assurance Maryland Cable and the agent will reach agreement on these terms. The Exchange Agreement provided for a forbearance by the holders of the bank debt under the Amended Credit Agreement and the refinancing or repayment of all outstanding bank debt obligations upon closing.

There is no assurance that the Prepackaged Plan will be approved or that the proposed restructuring described in the Prepackaged
Plan will be consummated.

Registrant is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions (see below) on the Prepackaged Plan. However, as discussed below, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of Maryland Cable.

Cable television systems generally are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. These franchises typically contain many conditions, some of which may be subject to renegotiation during the term of the franchise, such as service, number of channels, types of programming and the provision of free service to schools and certain other public institutions, time limitations on commencement and completion of construction, and the maintenance of insurance and indemnity bonds. The provisions of state and local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "Cable Act") and the Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). At December 31, 1993, Maryland Cable held 20 franchises for the Prince George's System (collectively, the "Franchises"). A Franchise from Prince George's County accounted for more than half the subscribers served by the Prince George's System at December 31, 1993. All of the Franchises are non-exclusive and provide for the payment of fees to the issuing authority. A non-exclusive franchise allows other cable operators to build in the same area; no other cable operators have built cable systems in the franchise areas of the Maryland Cable Systems, although in two communities served by Maryland Cable, other parties have requested a franchise to provide cable television service.

The aggregate franchise fees imposed on the Maryland Cable Systems by the franchising authorities have averaged 5% of annual gross system revenues during 1993. The Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of annual gross system revenues.

All of the franchises were granted to predecessors of Prime Cable. In connection with its acquisition of the Systems from Storer Communications, Prime Cable received consents from all of the franchising authorities for the assignment of the franchises to it. In connection with the Acquisition, Maryland Cable obtained consents from all of the franchising authorities, including Prince George's County, to its acquisition and liquidation of Prime Cable. Prince George's County reserved the right to compel full compliance with its franchise and Maryland Cable expects to continue to discuss various compliance issues with Prince George's County in the ordinary course of business. Although Maryland Cable does not believe that the extent to which it is likely to be required to comply would have an adverse effect on its business and operations, an effort by Prince George's County to compel full compliance could have a material adverse effect on Maryland Cable.

Upon consummation of the Acquisition, Maryland Cable became the incumbent franchisee and is entitled to operate the Systems under the franchises until the franchises expire between 1995 and 1998. Maryland Cable will apply for a renewal of each franchise prior to its expiration, in accordance with the renewal procedures set forth in the franchise and in the Cable Act.

Maryland Cable holds two business radio service ("BRS") and three television receive only ("TVRO") licenses from the FCC, which are used in connection with the operation of the Maryland Cable Systems. Maryland Cable uses the frequencies authorized by its BRS licenses for two-way communication between its employees; Maryland Cable's TVRO licenses protect the frequencies used by Maryland Cable's earth stations to receive satellite delivered programming.

The results of operations of Maryland Cable are consolidated into the results of operations of Registrant.

During 1993, Maryland Cable had gross revenues totaling
$43,854,112 (70.0% of gross revenues of Registrant).

During 1992, Maryland Cable had gross revenues totaling
$41,770,040 (79.3% of gross revenues of Registrant).

During 1991, Maryland Cable had gross revenues totaling
$40,195,647 (92.9% of gross revenues of Registrant).

WMXN-FM

On May 10, 1989 Registrant purchased all of the assets of radio station WXRI-FM in Norfolk, Virginia, which it renamed WZCL-FM upon acquisition and subsequently renamed WMXN-FM ("WMXN-FM"). The purchase price of approximately $5 million was funded solely with Registrant equity.

Registrant entered into an agreement (the "Option Agreement"), effective January 25, 1994, with U.S. Radio, Inc. ("U.S. Inc."), a Delaware corporation, and an affiliated entity, U.S. Radio, L.P. ("U.S. Radio"), a Delaware limited partnership, neither of which is affiliated with Registrant. Pursuant to the Option Agreement, Registrant granted U.S. Inc. an option (the "Call") to purchase substantially all of the assets used exclusively in the operation of WMXN-FM (the "Assets") for a cash price of $3.5 million at any time prior to January 15, 1995. Also pursuant to the Option Agreement, U.S. Inc. granted Registrant the option (the "Put") to sell the Assets to U.S. Inc. for a cash price of $3.5 million at any time (a) within 30 days after the expiration of the Call or (b) within 30 days of the termination by Registrant of the LMA (see below) as a result of a material breach of the LMA by U.S. Radio. If the Call or Put is exercised, Registrant and U.S. Inc. will immediately revise as necessary and execute an Asset Purchase Agreement which is an exhibit to the Option Agreement. If the Call or Put is timely exercised but U.S. Inc. fails to execute the Asset Purchase Agreement, then, subject to certain conditions, Registrant may elect to cause U.S. Radio to sell its radio stations WOWI-FM, in Norfolk, Virginia, and WSVY-AM in Portsmouth, Virginia, together with WMXN-FM (collectively, the "Stations"), with the first $3.5 million of proceeds from such sale less transaction costs, to be retained by Registrant. The acquisition of WMXN-FM by U.S. Inc., and/or the sale of the Stations, is subject to the prior approval of the FCC. There can be no assurance that the sale of WMXN-FM or the sale of the Stations will be consummated.

Effective January 31, 1994, Registrant entered into a Time Brokerage Agreement (the "LMA") with U.S. Radio. The LMA calls for Registrant to make broadcasting time available on WMXN-FM to U.S. Radio and for U.S. Radio to provide radio programs to be broadcast on WMXN-FM, subject to certain terms and conditions, including the rules and regulations of the FCC. In exchange for providing broadcasting time to U.S. Radio, Registrant will receive a monthly fee approximately equal to its cost of operating WMXN-FM. The LMA will continue until the earlier of:
(i) March 1, 1995 (if neither the Call nor Put has been exercised); (ii) the consummation of the acquisition of WMXN-FM by U.S. Inc. pursuant to the Option Agreement; or (iii) the consummation of a joint sale of the Stations.

The results of operations of WMXN-FM are consolidated into the results of operations of Registrant.

During 1993, WMXN-FM had gross revenues totaling $1,856,903
(3.0% of gross revenues of Registrant).

During 1992, WMXN-FM had gross revenues totaling $1,729,175
(3.3% of gross revenues of Registrant).

During 1991, WMXN-FM had gross revenues totaling $985,428 (2.3% of gross revenues of Registrant).

General Cellular Corporation

On May 24, 1989, Registrant entered into a subscription and purchase agreement (the "Subscription Agreement") to purchase 500,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") of General Cellular Corporation ("GCC") at $30 per share, for a total subscription of $15 million. GCC is a California-based owner and operator of cellular telephone systems.

In 1990, Registrant wrote down the value of its investment in GCC by $15,000,000, the full value of its preferred stock investment in GCC, because of GCC's inability at that time to raise the financing critical to its viability as a going concern.

On or about July 30, 1991, GCC's primary lender, NovAtel, sold its loans due from GCC and its rights under the loan agreements with GCC to an investor group named GCC Holdings Corporation, which is comprised primarily of Hellman and Friedman and Stanton Communications, Inc. (the "Investors"). GCC and the Investors agreed to pursue a plan of reorganization by which most of that debt would be converted into 90% ownership of GCC.

On October 21, 1991, GCC filed a bankruptcy petition and plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code to implement this reorganization plan.

On November 1, 1991, in connection with the plan of reorganization, Registrant sold a $500,000 note that it purchased on June 15, 1990 to the Investors for $275,000 in cash.

On March 17, 1992, a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code became effective, in which GCC was recapitalized by an investor group comprised primarily of the Investors. As part of the plan of reorganization, GCC's outstanding debt, which had previously been purchased by Hellman and Friedman, was reduced from approximately $97 million to $20 million. Under the plan, Registrant's 500,000 shares of Preferred Stock were converted to 199,281 shares of common stock, prior to the effect of Registrant's exercise of rights pursuant to a rights offering. The rights offering provided that existing shareholders, including Registrant, could purchase additional ownership in GCC. Each right consisted of the right to purchase from GCC a unit consisting of one share of common stock and $9.09 in principal amount of senior notes, for a total unit price of $19.09. On March 4, 1992, Registrant exercised 52,384 rights, for a total price of $1,000,011. By exercising these rights, Registrant purchased: a) 52,384 shares of common stock of GCC, which increased Registrant's ownership position in GCC to 251,665 shares; and b) senior notes with a face value of $476,171.

On August 19, 1992, GCC redeemed the senior notes, repaying to Registrant $476,171, plus accrued interest.

On October 26, 1992, GCC completed a second rights offering pursuant to which existing shareholders, including Registrant, were issued rights to purchase one additional share of common stock for each 1.75 shares owned, for a price of $10.00. Registrant purchased 100,000 additional shares for an investment of $1,000,000. In addition, Registrant sold 43,809 rights to purchase shares for a price of $120,000 to an unaffiliated entity. GCC raised $25,281,000 in the offering to assist it in completing its business plan of purchasing and operating clusters of cellular systems in certain geographic areas.

Effective November 3, 1993, Registrant sold 61,160 rights to purchase shares for a price of $100,000 to several unaffiliated entities.

As of December 31, 1993, after giving effect to the recapitalization and the rights offerings, Registrant's 351,665 common shares in GCC equated to an ownership percentage of approximately 4.2%.

Registrant's investment in GCC is accounted for by the cost method and is not consolidated into the results of operation of Registrant.

Paradigm Entertainment

On June 15, 1989, Registrant entered into a Limited Partnership Agreement (the "Paradigm Agreement") with ML Media Opportunity Productions, Inc. ("Productions"), the Gary L. Pudney Co. ("GLP Co."), and Bob Banner Associates Inc. ("Associates") to form Paradigm Entertainment L.P. ("Paradigm"), a broadcast and cable television production company based in Beverly Hills, California. Productions is a corporation, 100% owned by Registrant, formed to hold a 1% general partnership interest in Paradigm. Initially, Registrant owned 49% of Paradigm as a limited partner, while GLP Co. and Associates each had a 25% ownership share in Paradigm as general partners. GLP Co. pledged the exclusive services of Gary L. Pudney and Associates pledged the exclusive services of Bob Banner for the maximum five-year duration of Paradigm's operations.

Registrant committed to fund up to $10 million to Paradigm, to be contributed over a period of up to five years. Per the terms of the original Paradigm Agreement, major decisions affecting Paradigm were to be made through a management committee consisting of four members, two of whom were representatives of Productions. Each decision required a 3/4 majority for approval. On June 20, 1989, Registrant deposited $5 million in an interest-bearing account (the "Paradigm Venture Account"). The Paradigm Venture Account was controlled by Productions, and funds were advanced to Paradigm as needed according to pre-approved budgets. Upon depletion of the funds deposited into the Paradigm Venture Account, additional funds were advanced directly from Registrant to Paradigm (see below). Under the Paradigm Agreement, the full amount of any investment in Paradigm by Registrant bears a priority return equal to a cumulative annually compounded rate of 14% and upon the sale or dissolution of Paradigm, in the event that sufficient proceeds are available, Registrant is entitled to the full amount of its investment in Paradigm plus the appropriate priority return on that investment prior to any pro rata split of profits among Registrant, Productions, GLP Co. and Associates.

On May 31, 1991, Registrant, Productions, GLP Co. and Associates entered into a new agreement (the "Revised Paradigm Agreement") that amended the original Paradigm Agreement. Under the terms of the Revised Paradigm Agreement, effective June 16, 1991 the general partner interests of GLP Co. and Associates in Paradigm were converted to limited partner interests. GLP Co. and Associates each retained their 25% ownership in Paradigm and Registrant retained its 50% beneficial interest. Under the terms of the Revised Paradigm Agreement, Paradigm retained ownership of all program concepts developed by Paradigm prior to June 15, 1991, but assigned the task of further developing these program concepts to GLP Co. and/or Associates as independent contractors. Per the Revised Paradigm Agreement, if GLP Co. or Associates were to develop any new program concepts during the period in which they were acting as independent contractors for Paradigm, GLP Co. or Associates would be required to offer Paradigm the right to finance the production of such program concepts. Regardless of Paradigm's decision to finance the further development of the new program concepts, Paradigm will receive a share of the profits and fees, if any, from such new program concepts.

The consulting agreements described above expired on December 31, 1991. Effective with the expiration, Associates continued, without a formal agreement, to develop projects to offer to Paradigm. As was the case under the Revised Paradigm Agreement, Registrant had the option of financing such projects in return for equity interests in such projects. During 1992, Registrant advanced approximately $1.0 million to Paradigm to fund Paradigm's operations and the production of its television programs. Offsetting these advances during 1992, Paradigm returned to Registrant $2.5 million of such advances, which Paradigm received from broadcasters as fees for movies produced. As of December 31, 1993, Registrant had advanced a net amount of approximately $7.5 million to Paradigm.

Effective June 23, 1992, Paradigm and Associates entered into a new general partnership agreement forming Bob Banner Associates Development ("BBAD"). During 1992, pursuant to this new general partnership arrangement between Paradigm and Associates, Paradigm advanced approximately $942,000 and Associates advanced approximately $457,000 to fund BBAD's operations and the development of certain programming concepts. Initially, Paradigm owned 67% and Associates owned 33% of BBAD, based on their capital contributions to BBAD. In addition, Associates contributed an additional approximately $0.7 million and Paradigm contributed approximately $0.3 million from existing cash balances during 1993 to fund BBAD's operations. Registrant and Associates are continuing to negotiate the terms on which BBAD would acquire and continue to develop Paradigm's and/or BBAD's programs and programming concepts.

Through the end of 1993, Paradigm had produced three television movies which had aired as well as one syndicated series (which was discontinued after thirteen episodes), and BBAD had produced one television movie which had aired and one series. BBAD had also developed other program concepts which may be produced as either movies or series for television.

In addition to the programs discussed above, BBAD has continued to develop new program concepts, primarily for other television movies and series. Registrant continued to monitor the development of these program concepts to determine BBAD's additional cash needs. BBAD is not currently producing a sufficient number of programs to cover overhead costs indefinitely, although Registrant has not advanced any funds to Paradigm or BBAD since the second quarter of 1992. Paradigm and/or BBAD have taken several steps to reduce operating costs, primarily by reducing the number, and compensation, of employees. However, Paradigm and BBAD did not operate profitably during 1993, and are currently dependent on outside sources, primarily Associates, to finance BBAD's monthly operating costs. Registrant has elected not to fund such operating costs. Registrant has no obligation to advance any additional funds to Paradigm and/or BBAD and actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs, but was unable to identify such a partner. Registrant is negotiating with Associates the terms of an agreement under which Paradigm would retain the three television movies and the series developed by it and the other projects and program concepts developed by Paradigm and/or BBAD would be assigned to Associates for further development at Associates' expense, while Paradigm would retain a percentage interest in all such projects and concepts. In any event, Registrant will most likely recover only a nominal portion, if any, of its original investment in Paradigm and/or BBAD. Paradigm and/or BBAD have no liability for borrowed funds. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Commencing in 1992, the results of operations of Paradigm and BBAD were consolidated into the results of operations of the Registrant.

During 1993, Paradigm/BBAD had gross revenues totaling
$5,917,189 (9.4% of gross revenues of Registrant).

During 1992, Paradigm/BBAD had gross revenues totaling
$7,746,380 (14.7% of gross revenues of Registrant).

During 1991, Paradigm had gross revenues of $4,211,129, which were not included in the revenues of Registrant due to the fact that the results of operations of Paradigm were accounted for on the equity method of accounting in 1991.

Investments and EMP, Ltd.

On September 1, 1989, Registrant entered into a stockholders agreement ("the Media Ventures Agreement") with Peter Clark ("Clark") and Alan Morris ("Morris") to form Media Ventures International, Limited ("Media Ventures"), a United Kingdom corporation with a mandate to engage in media businesses including but not limited to: program packaging and distribution; executive search for the media and entertainment sector; trade markets and trade publishing; screen entertainment retailing; and television broadcasting in the United Kingdom.
At closing Registrant held 50%, Clark held 46% and Morris held 4% of the stock of Media Ventures. Registrant subsequently assigned 1% of its stock in Media Ventures to Morris.
Registrant committed to advance up to $2 million to Media Ventures or its affiliate, European Media Partners ("EMP"), over a three year period to fund their operations. The ownership of EMP parallels that of Media Ventures after the aforementioned assignment by Registrant of 1% to Morris. As of December 31, 1991, Registrant had advanced all of its original $2.0 million commitment to Media Ventures.

During 1991, Media Ventures and EMP (together, the "Companies") and Registrant identified a strategic partner, ALP Enterprises (a company controlled by Arthur Price, and not affiliated with Registrant), which agreed in the first quarter of 1992 to invest up to approximately $700,000 at then-current exchange rates in EMP, Ltd. pursuant to a restructuring of the Companies which diluted Registrant's ownership interest in the Companies. In the restructuring: Media Ventures' name was changed to Media Ventures Investments Ltd. ("Investments"); a new U.K. corporation, European Media Partners, Ltd. ("EMP, Ltd."), was formed; and Investments transferred its ownership in its programming subsidiary, International Programme Ventures ("IPV"), to EMP, Ltd. For any investments made by ALP Enterprises in EMP, Ltd., ALP Enterprises will receive from EMP, Ltd. a preferred return of 6% on its investment plus the return of its original investment prior to a pro rata distribution of the proceeds, if any, from the ultimate sale of any of EMP, Ltd.'s existing and future media businesses. As of December 31, 1993, ALP Enterprises had invested approximately $2 million in EMP, Ltd. at current exchange rates, including approximately $1.1 million in Teletext (see below). ALP Enterprises will not invest any funds in Investments. Registrant is entitled to receive from Investments a preferred return of 14% on its original $2 million investment, plus the return of its original investment prior to the pro-rata distribution of the proceeds, if any, from the ultimate sale of any of Investments' existing and future media businesses. Because it lacks funding, and because its only significant investment, Neomedion (see below), is likely to generate a nominal return, if any, it is unlikely that Registrant will recover any of its $2 million investment in Investments.

Subsequent to the restructuring, EMP, Ltd., through a wholly-owned subsidiary, acquired VATV, Ltd., a U.K. television program distributor, for approximately $126,000 in cash at then-current exchange rates. In addition, during the first quarter of 1992, Investments and EMP, Ltd. entered into a stock transaction to acquire a combined 50% interest in Neomedion, Ltd., an existing U.K. corporation that provides consulting services to the European media industry, in exchange for shares in Investments and EMP, Ltd. As a result, Investments and EMP, Ltd. each owned 25% of Neomedion, Ltd. After giving effect to the restructuring of the Companies and the Neomedion transaction, Registrant owned 36.8% of the common stock of Investments, ALP Enterprises owned 13.8%, Clarendon (a company controlled by the Companies' founders, Clark and Morris) owned 41.4%, and Charles Dawson, the founder and head of Neomedion, Ltd., controlled the remaining 8.0%. Registrant also owned 13.8% of the common stock of EMP, Ltd., ALP Enterprises owned 36.8%, Clarendon owned 41.4%, and Charles Dawson controlled the remaining 8.0%. The ownership of EMP, which is dormant, was unaffected by any of the transactions described above. Clarendon and Charles Dawson are not affiliated with Registrant.

During 1992, EMP, Ltd. continued its European television programming distribution operations while searching for additional investment opportunities in the European media market. In addition, during the first half of 1992, EMP, Ltd. became a 10% equity owner in Teletext U.K., Ltd. ("Teletext"), a newly formed U.K. corporation organized by EMP, Ltd. to acquire U.K. franchise rights to provide data in text form to television viewers via television broadcast sidebands. EMP, Ltd. was actively involved in the initial start-up phase of Teletext, and ALP Enterprises contributed approximately $1.1 million at then-current exchange rates to EMP, Ltd. to allow EMP, Ltd. to acquire the 10% share in Teletext. Teletext took control of the franchise on January 1, 1993. The day-to-day operations of Teletext are managed by a newly formed management team; EMP, Ltd. and its partners monitor Teletext's operations. The other equity owners of Teletext are not affiliated with Registrant.

On July 30, 1993, EMP, Ltd. sold its Neomedion shares back to Charles Dawson, while Charles Dawson sold his shares in EMP, Ltd. back to Clarendon. The stock of Neomedion is now controlled 75% by Charles Dawson and 25% by Investments. In addition, after the exchange of shares, EMP, Ltd. was owned 13.8% by Registrant, 45.6% by Clarendon, and 40.6% by ALP Enterprises.

As of December 31, 1993, the primary ongoing business activities of Investments and EMP, Ltd. were conducted through EMP, Ltd.'s television programming subsidiaries, Teletext and Neomedion.

The results of operations of Investments and EMP, Ltd. are not consolidated into the results of operations of Registrant as the cost method of accounting is used for Investments and EMP, Ltd.

TCS Television Partners

On January 17, 1990, Registrant entered into a limited partnership agreement with Riverdale Media Corporation ("Riverdale"), forming TCS Television Partners, L.P. ("TCS"). The agreement was subsequently amended to include Commonwealth Capital Partners, L.P. ("Commonwealth"),which is not affiliated with Registrant, as a limited partner. Initially, Riverdale was the general partner of TCS, and owned 20.01% of the entity. Registrant and Commonwealth were limited partners owning 41% and 38.99%, respectively. Riverdale contracted with ML Media Opportunity Consulting Partners, a wholly-owned subsidiary of Registrant, to provide management services for TCS.

On June 19, 1990, TCS completed its acquisition of three network affiliated television stations; WRBL-TV, the CBS affiliate serving Columbus, Georgia; WTWO-TV, the NBC affiliate serving Terre Haute, Indiana; and KQTV-TV, the ABC affiliate serving St. Joseph, Missouri.

The purchase price of $49 million, a non-compete payment of $7 million, and starting working capital and closing costs of approximately $5 million were funded by the sale by TCS of senior notes totaling $35 million and subordinated notes totaling $10 million, and by equity contributions of $16 million, of which approximately $8.15 million was contributed by Registrant.

On December 14, 1992, Registrant concluded agreements to restructure the debt and ownership arrangements of TCS. TCS had been unable to generate sufficient funds from operations to meet fully its original obligations under its note purchase agreements. TCS's senior debt was amended to reschedule principal payments, and its subordinated lenders agreed to defer all scheduled interest and principal payments through December 15, 1995. As payment for a transaction fee, the senior lenders were issued additional notes, due May 31, 1997, in the amount of $350,000. Also, upon sale of the stations or retirement of the debt, the subordinated lenders will receive compensation equal to 20% (or 25% in some circumstances) of the value of the assets of TCS after subtracting all outstanding debt. All previous defaults under the senior and subordinated debt were waived.
The new debt arrangements were structured to provide TCS with three years following the restructuring in which to improve operating performance and avoid selling TCS in the then-illiquid transaction market for broadcast television stations.

Concurrently with the new debt arrangements, the equity partners in TCS agreed to seek regulatory approval to alter the ownership structure of TCS. On March 26, 1993, Registrant was granted such approval by the FCC. As a result, on March 26, 1993, Registrant and Commonwealth purchased the 20.01% ownership interest held by Riverdale. On March 26, 1993, a wholly-owned subsidiary of Registrant became the new sole general partner of TCS and Registrant's total ownership interest in TCS increased from 41% to 51% (1% of which is the general partner interest). Registrant utilized approximately $170,000 of its working capital reserve to purchase its share of Riverdale's interest.

Refer to Notes 2 and 6 of "Item 8. Financial Statements and
Supplementary Data" for further information regarding TCS' debt.

Beginning March 26, 1993, the results of operations of TCS were consolidated into the results of operations of Registrant. During 1991, 1992 and through March 26, 1993, the results of operations of TCS were not consolidated into the results of operations of Registrant as the equity method was used. Refer to Notes 8 and 13 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the results of operations of TCS.

Beginning March 26, 1993 through the year ended December 31,
1993, TCS had gross revenues totaling $9,977,792 (15.9% of gross revenues of Registrant).

International Media Publishing, L.P.

On June 22, 1990, Registrant entered into a limited partnership agreement, whereby Registrant, ML Media International, Inc. ("MLMI"), Venture Media & Communications, L.P. ("VM&C"), and Tyler Information Strategies, Inc. ("Tyler") formed International Media Publishing, L.P. ("IMPLP"), a United States limited partnership. MLMI is a 100% owned subsidiary of Registrant that acts as a general partner in IMPLP. VM&C and Tyler are unaffiliated with Registrant, and were originally general and limited partners, respectively, in IMPLP. VM&C was originally responsible for the management of IMPLP's daily operations. Registrant is a limited partner in IMPLP. IMPLP was formed primarily to design, publish, market, circulate and otherwise develop and exploit a newsletter about the media industry in Europe for distribution in the United States and in Europe, and to develop related information services businesses. IMPLP was based and operated in the United States.

International Media Publishing, Inc. ("IMPI"), a wholly-owned subsidiary of IMPLP, was also formed on June 22, 1990. IMPI maintained an operation in London that was responsible for providing editorial services for the products designed, published, circulated and otherwise developed and exploited by IMPLP. IMPI received fees from IMPLP for transmitting editorial data compiled by IMPI in London to IMPLP in the United States.

Registrant originally committed $900,000 and Tyler committed $50,000 to IMPLP and IMPI to fund start-up costs of the newsletter and related businesses. Tyler also advanced an additional $50,000 to a predecessor company of IMPLP. Ownership of IMPLP was structured to vary over time, with incentives for VM&C based on improvements in performance. However, based on a restructuring effective November 1, 1992, VM&C relinquished its existing, and potential future, ownership in, and control of, IMPLP, IMPI and their affiliate, Intelidata (see below). After giving effect to this restructuring, MLMI owned 1% of IMPLP/IMPI, Registrant owned 92.5% of IMPLP/IMPI, and Tyler owned 6.5% of IMPLP/IMPI. However, Registrant's entire equity contribution, which totaled approximately $4.2 million as of July 1, 1993, as well as Tyler's initial $50,000 contribution, were required to be returned to Registrant/MLMI and Tyler, respectively, before additional distributions, if any, were made to the owners on the percentage basis outlined above. In addition, pursuant to the restructuring, VM&C relinquished control of its original 10% stake in Intelidata to Registrant.

In the fourth quarter of 1991, Registrant expanded its European business information services by assuming control of a division of Logica plc through a newly formed United Kingdom corporation, Intelidata Limited ("Intelidata"), at a cost of approximately $150,000 at then-current exchange rates. Intelidata was owned 100% by Registrant after giving effect to the November 1, 1992 restructuring. Intelidata compiled research studies on European telecommunications, which it sold primarily to European companies. Intelidata's operations were directed by the management of IMPI in London; IMPI and Intelidata operated out of shared office space. Neither IMPLP/IMPI nor Intelidata were operating profitably, and all operations were dependent upon Registrant for capital advances. IMPLP/IMPI and Intelidata reported a combined net loss of approximately $0.8 million during 1993.

Effective July 1, 1993, Registrant entered into three transactions to sell the business and assets of IMPLP/IMPI and Intelidata. In two separate transactions, Registrant sold the entire business and substantially all of the assets of IMPLP/IMPI and a portion of the business and assets of Intelidata to Phillips Business Information, Inc. ("PBI") for future consideration based on the revenues of IMPLP/IMPI and the portion of the Intelidata business acquired by PBI. PBI is not affiliated with Registrant. At closing, PBI made advances of $100,000 and $150,000 to IMPLP/IMPI and Intelidata, respectively, which advances would be recoverable by PBI from any future consideration payable by PBI to Registrant. In addition, PBI agreed to assume certain liabilities of IMPLP/IMPI and Intelidata.

In the third transaction, Registrant sold the remaining business and assets of Intelidata, which were not sold to PBI, to Romtec plc ("Romtec") in exchange for future consideration, based on both the amount of assets and liabilities transferred to Romtec and the combined profits of the portion of the Intelidata business acquired by Romtec and another, existing division of Romtec. In addition, certain liabilities of Intelidata were assumed by Romtec. Romtec is not affiliated with Registrant.

As a result of the above transactions, Registrant recorded a writedown of approximately $364,000 of certain assets of IMPLP/IMPI/Intelidata in the second quarter of 1993 to reduce Registrant's net investment to a net realizable value of zero. Subsequent to the sale of the businesses, Registrant advanced additional funds totaling approximately $0.1 million to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors. Registrant anticipates that it may make additional such advances to IMPLP/IMPI and Intelidata during 1994. The total of any Registrant obligations to fund such advances, including certain contractual obligations, is not currently anticipated to exceed the amount of the writedown. It is unlikely that Registrant will recover its investment in IMPLP/IMPI/Intelidata.

As a result of the July 1993 sale, the operations of IMPLP, IMPI and Intelidata have been classified as discontinued and therefore are not included in the consolidated gross revenues.

During 1993, IMPLP, IMPI and Intelidata had gross revenues of $978,359.

During 1992, IMPLP, IMPI and Intelidata had gross revenues totaling $1,427,157.

During 1991, IMPLP and IMPI had gross revenues totaling
$169,414.

Employees

As of December 31, 1993, Registrant employed approximately 435 persons. The business of Registrant is managed by the General Partner. RPOM, MLOM and ML Leasing Management Inc., all affiliates of the General Partner, perform certain management and administrative services for Registrant.

COMPETITION

Cable Television

Cable television systems compete with other communications and entertainment media, including off-air television broadcast signals that a viewer is able to receive directly using the viewer's own television set and antenna. The extent of such competition is dependent in part upon the quality and quantity of such off-air signals. In the areas served by the Maryland Cable Systems, a substantial variety of broadcast television programming can be received off-air. In those areas, the extent to which cable television service is competitive depends largely upon the system's ability to provide a greater variety of programming than that available off-air and the rates charged by the Maryland Cable Systems for programming. Cable television systems also are susceptible to competition from other multiple-channel video programming delivery systems, from other forms of home entertainment such as video cassette recorders, and in varying degrees from other sources of entertainment in the area, including motion picture theaters, live theater and sporting events. On December 17, 1993, the first high-powered direct broadcast satellite ("DBS") designed to provide nationwide multiple-channel video programming delivery services was successfully launched. Service to home subscribers from this satellite is expected to be available beginning sometime during the first half of 1994.

In recent years, the FCC has adopted polices providing for authorization of new technologies and a more favorable operating environment for certain existing technologies which provide, or have the potential to provide, substantial additional competition for cable television systems. For example, the FCC has revised its rules on MMDS (or "wireless cable") to foster MMDS services competitive with cable television systems, has authorized telephone companies to deliver video services through a common-carrier-based service called "video dialtone," and, most recently, has proposed a new service, the Local Multipoint Distribution Service ("LMDS"), which would employ technology similar to cellular telephone systems for the distribution of
television programming directly to subscribers.   Moreover, it
is currently studying the issue of whether telephone companies should be permitted any direct involvement in video programming. At the same time, a major legislative initiative is underway in Congress and within the Clinton-Gore Administration to re-write the Communications Act of 1934, in order to facilitate development of the so-called "information superhighway" by, among other things, encouraging more competition in the provision of both local telephone and local cable service. One proposal being considered in this process is whether the current statutory ban on telephone companies providing cable service within their own local exchange areas should be eliminated. The term "information superhighway" generally refers to a combination of technological improvements or advances that would give the American public widespread access to a new broadband, interactive communications system, capable of supplying vast new quantities of both data and video. Certain other legislative or regulatory initiatives that may result in additional competition for cable television systems are described in the following sections.

The competitive environment surrounding cable television was further altered during the past year by a series of marketplace announcements documenting the heightened involvement of telephone companies in the cable television business. Some of these involve the purchase of existing cable systems by telephone companies outside their own exchange areas (such as the purchase of a large system in Montgomery County, Maryland, by Southwestern Bell), while others contemplate expanded joint ventures between certain major cable companies and regional telephone companies. Although the most prominent development in this regard, the planned merger of Tele-Communications, Inc., the largest cable operator in the country, with Bell Atlantic Corporation, one of the Bell Operating Companies was terminated in February, 1994, similar combinations are possible in the future.

Broadcast Television

Operating results for broadcast television stations are affected by the availability, popularity and cost of programming; competition for local, regional and national advertising revenues; the availability to local stations of compensation payments from national networks with which the local stations are affiliated; competition within the local markets from programming on other stations or from other media; competition from other technologies, including cable television; and government regulation and licensing. Due primarily to increased competition from cable television, with that medium's plethora of viewing alternatives and from the Fox Network, the share of viewers watching the major U.S. networks, ABC, CBS, and NBC, has declined significantly over the last ten years. This reduction in viewer share has made it increasingly difficult for local stations to increase their revenues from advertising. The combination of these reduced shares and the impact of the recent economic recession on the advertising market, which was depressed in 1991, resulted in generally deteriorating performance at many local stations affiliated with ABC, CBS, and NBC. Although the share of viewers watching the major networks has recently leveled off or increased slightly, additional audience and advertiser fragmentation may occur if, as planned, one or more additional over-the-air broadcast networks is successfully launched.

Radio Industry

The radio industry is highly competitive and dynamic, and reaches a larger portion of the population than any other medium. There are generally several stations competing in an area and most larger markets have twenty or more viable stations; however, stations tend to focus on a specific target market by programming music or other formats that appeal to certain demographically specific audiences. As a result of these factors, radio is an effective medium for advertisers as it can have mass appeal or be focused on a specific market. While radio has not been subject to an erosion in market share such as that experienced by broadcast television, it has been subject to the depressed nationwide advertising market. Recent changes in FCC multiple ownership rules have led to more concentration in some local radio markets as a single party is permitted to own additional stations or provide programming and sell advertising on stations it does not own.

Registrant is subject to significant competition, in many cases from competitors whose media properties are larger than Registrant's media properties.

LEGISLATION AND REGULATION

Cable Television Industry

The cable television industry is extensively regulated by the federal government, some state governments and most local franchising authorities. In addition, the Copyright Act of 1976 (the "Copyright Act") imposes copyright liability on all cable television systems for their primary and secondary transmissions of copyrighted programming. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues to generate proposals for new laws and for the adoption or deletion of administrative regulations and policies. Further material changes in the law and regulatory requirements, especially as a result of the 1992 Cable Act (the "1992 Cable Act"), must be expected. There can be no assurance that the Maryland Cable Systems will not be adversely affected by future legislation, new regulations or judicial or administrative decisions.

The following is a summary of federal laws and regulations materially affecting the cable television industry and a description of certain state and local laws with which the cable industry must comply.

Federal Statutes

The Cable Act imposes certain uniform national standards and guidelines for the regulation of cable television systems.
Among other things, the legislation regulates the provision of cable television service pursuant to a franchise, specifies a procedure and certain criteria under which a cable television operator may request modification of its franchise, establishes criteria for franchise renewal, sets maximum fees payable by cable television operators to franchising authorities, authorizes a system for regulating certain subscriber rates and services, outlines signal carriage requirements, imposes certain ownership restrictions, and sets forth customer service, consumer protection, and technical standards. Violations of the Cable Act or any FCC regulations implementing the statutory law can subject a cable operator to substantial monetary penalties and other sanctions.
Federal Regulations

Federal regulation of cable television systems under the Cable Act and the Communications Act of 1934 is conducted primarily through the FCC, although, as discussed below, the Copyright Office also regulates certain aspects of cable television system operation. Among other things, FCC regulations currently contain detailed provisions concerning non-duplication of network programming, sports program blackouts, program origination, ownership of cable television systems and equal employment opportunities. There are also comprehensive registration and reporting requirements and various technical standards. Moreover, pursuant to the 1992 Cable Act, the FCC has, among other things, established new regulations concerning mandatory signal carriage and retransmission consent, consumer service standards, the rates that may be charged to subscribers, and the rates and conditions for commercial channel leasing.
The FCC also issues permits, licenses or registrations for microwave facilities, mobile radios and receive-only satellite earth stations, all of which are commonly used in the operation of cable systems.

The FCC is authorized to impose monetary fines upon cable television systems for violations of existing regulations and may also suspend licenses and other authorizations and issue cease and desist orders. It is likewise authorized to promulgate various new or modified rules and regulations affecting cable television, many of which are discussed in the following paragraphs.

The 1992 Cable Act

In 1992, over the veto of President Bush, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") was enacted by vote of Congress. The 1992 Cable Act clarifies and modifies certain provisions of the 1984 Cable Act as well as codifying certain FCC regulations and adding a number of new requirements. Implementation of the new legislation was generally left to the FCC. Throughout 1993 the FCC undertook or completed a substantial number of complicated rulemaking proceedings resulting in a host of new regulatory requirements or guidelines. Several of the provisions of the 1992 Cable Act and certain FCC regulations implemented pursuant thereto are being tested in court. Registrant cannot predict the result of any pending or future court challenges or the shape any still-pending or proposed FCC regulations may ultimately take, nor can Registrant predict the effect of either on its operations.

As discussed in greater detail elsewhere in this filing, some of the principal provisions of the 1992 Cable Act include: (1) a mandatory carriage requirement coupled with alternative provisions for retransmission consent as to over-the-air television signals; (2) rate regulations that completely replace the rate provisions of the 1984 Cable Act; (3) consumer protection provisions; (4) a three-year ownership holding requirement; (5) some clarification of franchise renewal procedures; and (6) FCC authority to examine and set limitations on the horizontal and vertical integration of the cable industry. Other provisions of the wide-ranging 1992 Cable Act include: a prohibition on "buy-throughs," an arrangement whereby subscribers are required to subscribe to a program tier other than basic in order to receive certain per-channel or per-program services; requiring the FCC to develop minimum signal standards, rules for the disposition of home wiring upon termination of cable service, and regulations regarding compatibility of cable service with consumer television receivers and video cassette recorders; a requirement that the FCC promulgate rules limiting children's access to indecent programming on access channels; notification requirements regarding sexually explicit programs; and more stringent equal employment opportunity rules for cable operators. The 1992 Cable Act also contains a provision barring both cable operators and certain vertically integrated program suppliers from engaging in practices which unfairly impede the availability of programming to other multichannel video programming distributors. In sum, the 1992 Cable Act codifies, initiates, or mandates an entirely new set of regulatory requirements and standards. It is an unusually complicated and sometimes confusing legislative enactment whose ultimate impact depends on a multitude of FCC enforcement decisions as well as certain yet-to-be concluded FCC proceedings. It is also subject to pending and future judicial challenges. Because of these factors, and the on-going nature of so many highly complicated and uncertain administrative proceedings, it is only possible, at this juncture, to simply note the key features of the new law. How and to what extent most of these individual provisions will impact Registrant's operations must necessarily await future developments at the FCC, before the courts, and in the marketplace.

Although still subject to various reconsideration petitions, further rulemaking notices, or pending court appeals, the FCC has adopted new regulations in most areas mandated by the 1992 Cable Act. These include rules and regulations governing the following areas: indecency on leased access channels, obscenity on PEG channels, mandatory carriage and retransmission consent of over-the-air signals, home wiring, equal employment opportunity, tier "buy-throughs," customer service standards, cable television ownership standards, program access, carriage of home shopping stations, and rate regulation. Most of these new regulations went into effect within the past year, even though the FCC standards on indecency on certain access channels were overturned as unconstitutional by the U.S. Court of Appeals for the District of Columbia Circuit on November 23, 1993, and the constitutionality of the mandatory carriage provision of the 1992 Cable Act is now pending before the U.S. Supreme Court (after having been found constitutional by a 2-1 decision of a special three-judge panel of the U.S. District Court for the D.C. Circuit on April 8, 1993). The Registrant is unable to predict the ultimate outcome of these proceedings or the impact upon its operations of various FCC regulations still being formulated and/or interpreted.

As previously noted, under the broad statutory scheme, cable operators are subject to a two- level system of regulation with some matters under federal jurisdiction, others subject strictly to local regulation, and still others subject to both federal and local regulation. Following are descriptions of some of the more significant regulatory areas of concern to cable operators.

Franchises

The Cable Act affirms the right of franchising authorities to award one or more franchises within their jurisdictions and prohibits future cable television systems from operating without a franchise. The 1992 Cable Act provides that franchising authorities may not grant an exclusive franchise or unreasonably deny award of a competing franchise. The Cable Act also provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment but may not specify requirements for video programming or information services other than in broad categories.

Under the 1992 Cable Act, franchising authorities are now exempted from money damages in cases involving their exercise of regulatory authority, including the award, renewal, or transfer of a franchise, except for cases involving discrimination on race, sex, or similar impermissible grounds. Remedies are limited exclusively to injunctive or declaratory relief. Franchising authorities may also build and operate their own cable systems without a franchise.

The Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational, and governmental ("PEG") access programming and to impose a franchise fee of up to five percent of gross annual system revenues. The Maryland Cable Systems provide such access programming and pay aggregate franchise fees averaging 5.0% of annual gross system revenues. The Cable Act further requires cable television systems with 36 or more channels to designate a portion of their channel capacity for commercially leased access by third parties, which generally is available to commercial and non-commercial parties to provide programming (including programming supported by advertising). Each of the Maryland Cable Systems has more than 36 channels. The Prince George's System currently provides commercially leased access. Commercially leased access can result in competition to the services offered by the Maryland Cable Systems but has not had this effect to date. The FCC was required by the 1992 Cable Act to adopt new rules setting maximum reasonable rates and other terms for the use of such leased channels. This was done as part of the FCC's comprehensive cable rate regulation order released on May 3, 1993. The FCC also has jurisdiction to resolve disputes over the provision of leased access.

In 1993, the U.S. Supreme Court ended a period of prolonged confusion over the reach of the 1984 Cable Act's franchising requirements by rejecting a constitutional challenge to the Act's definition of "cable system." In FCC v. Beach Communications, Inc., 113 S. Ct. 2096 (1993), the Court held that the Act's exemption of certain satellite master antenna television ("SMATV") systems from general franchising requirements is rationally related to legitimate policy goals. Under the terms of the Act, SMATV systems serving more than one building need not obtain a franchise if the buildings are commonly owned and are not interconnected by wire using a public right-of-way. Reversing a 1992 decision of the U.S. Court of Appeals for the D.C. Circuit, the Supreme Court held that the distinction drawn between commonly-owned buildings and separately-owned buildings is constitutionally valid. The result of this decision is that SMATV systems interconnecting separately-owned buildings and systems that wire buildings together using a public right-of-way must obtain a franchise and comply with the franchising requirements of the Cable Act.

In 1992, the FCC permitted telephone companies to engage in so-called "video dialtone" operations in their local exchange areas pursuant to which neither they nor the programming entities they serve are required to obtain a local cable franchise (see "Video Dialtone" below).

Rate Regulation

The 1992 Cable Act completely supplants the rate regulation provisions of the 1984 Cable Act. The 1992 Act establishes that rate regulation applies to rates charged for the basic tier of service by any cable system not subject to "effective competition," which is, in turn, deemed to exist if (1) fewer than 30 percent of the households in the service area subscribe to the system, (2) at least 50 percent of the households in the franchise area are served by two multichannel video programming distributors and at least 15 percent of the households in the franchise area subscribe to the additional operator, or (3) a franchising authority for that franchise area itself serves as a multichannel video programming distributor offering service to at least 50 percent of the households in the franchise area. Under this new statutory definition, the Maryland Cable systems, like most cable systems in most areas, are not presently subject to effective competition. The basic tier must include all signals required to be carried under the 1992 Cable Act's mandatory carriage provisions, all "PEG" channels required by the franchise, and all broadcast signals other than "superstations."

Acting pursuant to the foregoing statutory mandate, the FCC, on May 3, 1993, released a Report and Order ("Rate Order") establishing a new regulatory scheme governing the rates for certain cable television services and equipment. The new rules, among other things, set certain benchmarks which will enable local franchise authorities to require rates for "basic service" (as noted, essentially, local broadcast and access channels) and the FCC (upon receipt of individual complaints) to require rates for certain satellite program services (excluding premium channels) to fall approximately 10% from September 30, 1992 levels, unless the cable operator is already charging rates that are at a so-called "competitive" benchmark level or it can justify a higher rate based on a cost-of-service showing. Rates of all regulated cable systems will then be subject to a price cap that will govern the extent to which rates can be raised in the future without a cost-of-service showing. The rules announced in May 1993, became effective on September 1, 1993, but remained subject to considerable debate and uncertainty as several major issues and FCC proceedings awaited resolution.

On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. Based on FCC news releases dated February 22, the FCC's major actions include the following: (1) a modification of its benchmark methodology in a way which will effectively require cable rates to be reduced, on average, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level, or to the new benchmark, whichever is less; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order. Several weeks earlier, and partly in anticipation of these actions, the FCC extended its industry-wide freeze on rates for regulated cable services until May 15, 1994. It is expected that the new benchmark standards and cost-of-service rules will become effective prior to the current termination date of the rate freeze.

In deciding to substantially revise its benchmark methodology for regulated cable rates, the FCC has actually created two benchmark systems. Thus, whereas the modified rate regulations adopted on February 22, 1994 will become effective as of May 15, 1994, regulated rates in effect before that date will continue to be governed by the old benchmark system.

Under the FCC's revised benchmark regulations, systems not facing "effective competition" that have become subject to regulation will be required to set their rates at a level equal to their September 30, 1992 rates minus a revised "competitive differential" of 17 percent (a "differential" which, as noted, was set at 10 percent in the FCC's May, 1993 Rate Order). Cable operators who seek to charge rates higher than those produced by applying the competitive differential may elect to invoke new cost-of-service procedures (discussed below).

In addition to revising the benchmark formula and the competitive differential used in setting initial regulated cable rates, the FCC adopted rules to simplify the calculations used to adjust those rates for inflation and external costs in the future. The FCC also concluded that it will treat increases in compulsory copyright fees incurred by carrying distant broadcast signals as external costs in a fashion parallel to increases in the contractual costs for nonbroadcast programming. It will not, however, accord external cost treatment to pole attachment fees.

In its May 1993 Rate Order the FCC exempted from rate regulation the price of packages of "a la carte" channels if certain conditions were met. Upon reconsideration, however, the FCC on February 22, 1994 effectively tightened its regulatory treatment of "a la carte" packages by establishing more elaborate criteria designed to ensure that such practices are not employed so as to unduly evade rate regulation. Now, when assessing the appropriate regulatory treatment of "a la carte" packages, the FCC will consider, inter alia, the following factors as possibly suggesting that such packages do not qualify for non-regulated treatment: whether the introduction of the package avoids a rate reduction that otherwise would have been required under the FCC's rules; whether an entire regulated tier has been eliminated and turned into an "a la carte" package; whether a significant number or percentage of the "a la carte" channels were removed from a regulated service tier; whether the package price is deeply discounted when compared to the price of an individual channel; and whether the subscriber must pay significant equipment or other charges to purchase an individual channel in the package. In addition, the FCC will consider factors that will reflect in favor of non-regulated treatment such as whether the channels in the package have traditionally been offered on an "a la carte" basis or whether the subscriber is able to select the channels that comprise the "a la carte" package. "A la carte" packages which are found to evade rate regulation rather than enhance subscriber choice will be treated as regulated tiers, and operators engaging in such practices may be subject to forfeitures or other sanctions by the FCC.

In another action, the FCC adopted a methodology for determining rates when channels are added to or deleted from regulated tiers and announced that it will treat programming costs as external costs and that operators may recover the full amount of programming expenses associated with added channels. Operators may also recover a mark-up on their programming expenses. These adjustments and calculations are to be made on a new FCC form yet to be released.

Several groups representing the cable industry have announced that they will challenge these and other rate regulation decisions of the FCC in a federal court of appeals. Registrant is unable to predict the timing or outcome of any such appeals.

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost of service proceedings initiated by cable operators. Operators who elect to pursue cost of service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25%. It has also determined that acquisition costs above book value are presumptively excluded from the rate base. At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost of service showing, except that, once rates have been set pursuant to a cost of service approach, cable operators may not file a new cost of service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost of service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things, it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service.

The 1992 Cable Act also prohibits cable operators from requiring customers to subscribe to any tier of service other than the basic service tier in order to gain access to programming offered on a per-channel or per-program basis. This so-called "anti-buy-through" provision does not apply, however, to systems that do not have the capacity to offer basic tier customers programming on a per-channel or per-program basis due to a lack of addressable converters or other technological limitations. This exemption may be claimed until a system has been modified to eliminate the technical impediments, or for a period of ten years after the enactment of the 1992 law. The FCC also may grant a cable operator a waiver of the "anti-buy-through" provision if it determines that compliance with the rule will require an operator to raise its rates.

Renewal and Transfer

The 1984 Cable Act established procedures for the renewal of cable television franchises. The procedures were designed to provide incumbent franchisees with a fair hearing on past performances, an opportunity to present a renewal proposal and to have it fairly and carefully considered, and a right of appeal if the franchising authority either fails to follow the procedures or denies renewal unfairly. These procedures were intended to provide an incumbent franchisee with substantially greater protection than previously available against the denial of its franchise renewal application. The 1992 Cable Act seeks to address some of the issues left unresolved by the earlier Act. It provides a more definite timetable in which the franchising authority is to act on a renewal request. It also narrows the range of circumstances in which a franchised operator might contend that the franchising authority had constructively waived non-compliance with its franchise.

Cable system operators are sometimes confronted by challenges in the form of proposals for competing cable franchises in the same geographic area, challenges which may arise in the context of renewal proceedings. In Rolla Cable Systems v. City of Rolla, a federal district court in Missouri in 1991 upheld a city's denial of franchise renewal to an operator whose level of technical services was found deficient under the renewal standards of the 1984 Cable Act. Local franchising authorities also have, in some circumstances, proposed to construct their own cable systems or decided to invite other private interests to compete with the incumbent cable operator. Judicial challenges to such actions by incumbent system operators have, to date, generally been unsuccessful. Registrant cannot predict the outcome or ultimate impact of these or similar franchising and judicial actions.

The 1992 Cable Act directs that no cable operator may transfer ownership of a cable system within 36 months (or three-years) of its acquisition or initial construction. On July 23, 1993, the FCC released the text of new rules designed to implement this provision. Under these rules, local franchising authorities are given primary responsibility to oversee compliance with the three-year holding requirement by requiring cable systems to certify (and submit) certain information to the franchiser in order to demonstrate that the holding requirement does not apply to a particular transfer. Disputes concerning compliance, however, will be resolved by the FCC. The 1992 Cable Act also provides that in cases where the three-year holding period does not apply, and where local consent to a transfer is required, the franchise authority must act within 120 days of submission of a transfer request or the transfer is deemed approved. The 120-day period commences upon the submission to local franchising authorities of information now required on a new standardized FCC transfer form. The franchise authority may request additional information beyond that required under FCC rules. Further, the 1992 Cable Act gives local franchising officials the authority to prohibit the sale of a cable system if the proposed buyer operates another cable system in the jurisdiction or if such sale would reduce competition in cable service.

Cable System Ownership Restrictions

Cross-Ownership: The Cable Act prohibits local exchange telephone companies from owning cable television systems within their exchange service areas, except in rural areas or by specific waiver. The Act also prohibits telephone companies from providing video programming directly to subscribers. The regulations are of particularly competitive importance because these telephone companies already own much of the plant necessary for cable television operation, such as poles, ducts and rights-of-way. In late 1992, subsidiaries of Bell Atlantic Corporation filed suit in federal district court in Virginia against the FCC and United States government, alleging that the prohibition against video programming is an unconstitutional restraint of free speech and denial of equal protection. On August 24, 1993, Judge Ellis of the U.S. District Court for the Eastern District of Virginia ruled that the cable-telco cross-ownership prohibition in the Cable Act violated Bell Atlantic's First Amendment rights. Chesapeake and Potomac Telephone Co. of Virginia v. United States, No. 92-1751-A (E.D. Va. Aug. 1993). On September 30, 1993, Judge Ellis clarified the scope of his decision by ruling that it applies only to Bell Atlantic Corporation and its telephone company subsidiaries in the mid-Atlantic states, including Maryland. As a result, other telephone companies are not free to enter the cable television business, unless they obtain similar relief from other courts or unless the Supreme Court upholds the decision on appeal.
Indeed, subsequent to this decision, other Bell Operating Companies have filed their own constitutional challenges to the same statutory restriction in other U.S. district courts. In the meantime, Judge Ellis' decision has been appealed to the U.S. Court of Appeals for the Fourth Circuit.

The FCC recently relaxed its telephone-cable restrictions to permit local telephone companies (local exchange carriers) to offer broadband video services under the so-called video dialtone approach. In the same proceeding, the FCC ruled that neither a local exchange carrier nor a separate programming entity providing service under a video dialtone arrangement would be required to obtain a local cable franchise. In addition, the FCC allowed telephone companies to hold financial interests of up to five percent in co-located cable companies, and it also recommended that Congress repeal its cross-ownership ban. The FCC also ruled that interexchange carriers, such as AT&T, MCI and US Sprint, are not subject to the current statutory restrictions on telephone company/cable television cross-ownership. Various aspects of the FCC's video dialtone and telephone/cable cross-ownership decisions have been appealed to the U.S. Court of Appeals for the D.C. Circuit by both the cable industry and certain telephone companies. Registrant cannot predict the outcome of these appeals.

In 1989, the FCC authorized a limited five-year waiver of its cable-telephone cross-ownership ban to permit General Telephone Company of California ("General") to construct coaxial and fiber optic cable facilities in Cerritos, California, on an experimental basis. The experiment called for General to lease the facilities to two customers, Apollo Cablevision ("Apollo"), the system franchisee, and GTE Service Corporation ("GTE"), an affiliate of General. GTE proposed to use its leased facilities, inter alia, to test certain types of cable in comparison with fiber optic facilities for carriage of voice, data and video signals (including a "video on demand" service). The waiver was granted subject to several reporting conditions, accounting safeguards against unauthorized telephone rate payer subsidization of the cable experiment, and a requirement that General contract with another entity to provide the video programming.

In response to a petition for review filed by the National Cable Television Association, the U.S Court of Appeals for the D.C. Circuit, on September 18, 1990, remanded the proceeding to the FCC because the Commission had failed to explain why Apollo's corporate parent needed to be involved in construction of the system, and thereby give rise to a prohibited affiliation.
After an extended period of unsuccessful settlement negotiations with the parties, the FCC, in July 1992, invited public comment on what action it should take. On November 9, 1993, the FCC rescinded both its original waiver in its entirety and GTE's authority to operate and maintain the coaxial and fiber optic cable facilities in Cerritos. While this FCC order was to become effective within 120 days of its release, GTE was directed to provide the FCC with its specific plan for compliance within 30 days. In January, 1994, after the FCC denied GTE's request for stay of this order (or extension of its deadlines), the U.S. Court of Appeals for the Ninth Circuit granted a stay pending its resolution of GTE's petition for review of the FCC rescission order. Registrant cannot predict the outcome of the pending judicial review proceeding, or the likelihood of similar waivers being granted to other telephone companies in the future.

Several bills have been introduced in Congress that would eliminate the cable/telco cross-ownership ban, subject to certain conditions. The two most prominent are S.1086, introduced by Senator Danforth (R-Mo.) and H.R.3636, introduced by Reps. Markey (D-Ma.) and Fields (R-Tx). These bills generally provide that a telephone company may provide video programming service within its franchise area in accordance with various regulatory safeguards, but may not acquire an existing cable system. The safeguards in H.R.3636 include a requirement that video programming service be provided through an affiliate separate from the telephone operating company, restrictions on telemarketing, affiliate transactions rules, a requirement that the telco's video affiliate establish a video platform with up to 75 percent of its capacity available to unaffiliated program suppliers, and a prohibition against cross-subsidization. The safeguards in S.1086 include a separate subsidiary requirement and a general proscription against cross-subsidization.

Under the 1992 Cable Act, common ownership of a co-located cable system and MMDS system is prohibited. Further, common ownership of cable systems and some types of private cable (e.g., "SMATV") systems is prohibited.

Concentration of Ownership: The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns ("horizontal concentration") and the number of system channels that a cable operator could use to carry programming services in which it holds an ownership interest ("vertical concentration"). The horizontal ownership restrictions of the Act were struck down by a federal district court as an unconstitutional restriction on speech. Pending final judicial resolution of this issue, the FCC stayed the effective date of its horizontal ownership limitations, which would place a 30 percent nationwide limit on subscribers by any one entity. Registrant cannot predict the final version of any such limitations or their effect on Registrant's operations. The FCC's vertical restriction consists of a "channel occupancy" standard which places a 40% limit on the number of channels that may be occupied by services from programmers in which the cable operator has an attributable ownership interest. Further, the Act and FCC rules restrict the ability of programmers to enter into exclusive contracts with cable operators. Registrant cannot predict the effect on its operations of these legislative enactments or the implementing regulations.

Foreign Ownership: A measure was approved by the House in the 1992 Congress to restrict foreign ownership of cable systems, but was deleted by a House-Senate Conference Committee from the legislation that subsequently was enacted as the 1992 Cable Act.

Video Marketplace: The FCC has sought public comment in a general inquiry concerning changes in the nature of the video marketplace. This proceeding was prompted by a 1991 study by the FCC's Office of Plans and Policy that called into question the competitive balance in the video marketplace due in part to the proliferation of cable services. The inquiry will examine all federal regulations affecting broadcast television, including multiple ownership restrictions. The inquiry will focus on increased competition in the market; technological advances in delivery of video programming; the ability of competitors, including cable operators, to rely on revenue from direct viewer payment in addition to advertising; and the increase in the availability of national sources of programming. Registrant cannot predict the outcome of this proceeding. To date, however, the only new regulatory proposals resulting from the inquiry have been in the area of television ownership deregulation. See "Television Industry," below.

FCC Limits on Broadcast Network/Cable Cross-ownership: In 1992, the FCC modified its ban on broadcast television network ownership of cable systems. Such ownership now is permitted provided that network-controlled systems do not constitute more than (1) 10% of the homes passed nationwide by cable systems, and (2) 50% of the homes passed by cable within a particular television Area of Dominant Influence ("ADI"). These limitations will not apply where the network-owned system receives competition from another multichannel video service provider. Registrant is unable to predict the effect upon its operations of the repeal of the former prohibition.

Alternative Video Programming Services

Wireless Cable: The FCC has expanded the authorization of MMDS services to provide "wireless cable" via multiple microwave transmissions to home subscribers. In 1990, the FCC increased the availability of channels for use in wireless cable systems by eliminating MMDS ownership restrictions and simplifying various processing and administrative rules. The FCC also modified equipment and technical standards to increase service capabilities and improve service quality. In 1991, the FCC resolved certain additional wireless cable issues, including channel allocations for MMDS, Operational Fixed Service ("OFS") and Instructional Television Fixed Service ("ITFS") facilities, direct application by wireless operators for use of certain ITFS channels, and restrictions on ownership or operation of wireless facilities by cable entities. In 1992, the FCC proposed a new service, LMDS, which also could be used to supply multichannel video and other communications services directly to subscribers. This service would operate in the 28 GHz frequency range and, consistent with the nature of operations in that range, the FCC envisions that LMDS transmitters could serve areas of only six to twelve miles in diameter. Accordingly, it is proposed that LMDS systems utilize a grid of transmitter "cells," similar to the structure of cellular telephone operations. In January 1994, the Commission announced that it would issue a Second Notice of Proposed Rule Making in this proceeding designed to determine whether it should implement a Negotiated Rule Making Proceeding to allow participants to reach a consensus on sharing the 28 GHz band between terrestrial (LMDS) and satellite users. Registrant cannot predict the outcome of the FCC's proceeding.

Video Dialtone: Telephone company ownership of cable television systems in the same areas was prohibited by the 1984 Cable Act. In 1991, however, the FCC modified its rules to allow telephone companies to play a greater role in delivery of video services through an arrangement termed "video dialtone." (A U.S. district court in Virginia subsequently held the cross-ownership restriction unconstitutional, but the court's ruling is currently limited only to the particular telephone company plaintiffs in that case.) Although still largely conceptual, the video dialtone model would be a common carrier based service, analogous to the ordinary telephone dialtone, whereby local telephone companies could provide customers access to video programming, videotext, videophone and other future advanced services. In such an arrangement, the telephone company may provide the facilities to deliver programming to subscribers, but may not itself provide the programming or dictate how that programming should be offered. To date, thirteen video dialtone applications have been filed with the FCC, with most of the proposals contemplating service areas in California, the Washington, D.C., metropolitan area, and the northeast. Some of the first proposals are in the beginning stages of technical trials.

Personal Communications Service ("PCS"): In August, 1993, the FCC established rules for a new portable telephone service, the Personal Communications Service ("PCS"). PCS has potential to compete with landline local telephone exchange services. Among several parties expressing interest in PCS were cable television operators, whose plant structures present possible synergies for PCS operation. In September 1993, the FCC adopted rules for "broadband PCS" services. It allocated 120 MHz in the 2 GHz band for licensed broadband services, and an additional 40 MHz for unlicensed services. PCS licenses will be granted for Basic Trading Areas (BTAs) and Major Trading Areas, with up to seven licenses available in each geographic area. The FCC will use competitive bidding to assign PCS licenses to licensees. The auction rules have not yet been finalized, and almost every aspect of the PCS rules is subject to petitions for reconsideration. Registrant cannot predict the outcome of these proceedings. The first PCS licenses are to be issued May 7, 1994.

Information and Interexchange Services (Modified Final Judgment): The Consent Decree that terminated the United States
v. AT&T antitrust litigation in 1982 (known as the Modified Final Judgment or "MFJ") prohibited the Bell Operating Companies and their affiliates (collectively, the "Regional Bells") from, inter alia, providing "information" and "interexchange telecommunications" services. The information services restriction was understood to prohibit the Regional Bells from owning cable television systems. In 1991, the United States District Court removed that restriction but stayed the effect of its decision. The United States Court of Appeals for the District of Columbia Circuit lifted the stay later that year and affirmed the removal of the restriction in 1993. The Supreme Court has denied a petition for writ of certiorari of that decision. Consequently, the MFJ no longer restricts the Regional Bells from providing information services.

The interexchange telecommunications restriction in the MFJ prohibits the Regional Bells from providing telecommunications services across Local Access and Transport Areas ("LATAs") as defined in the Consent Decree. The interexchange restriction has been interpreted as prohibiting the Regional Bells from operating receive-only earth stations at a cable system headend, as well as from operating a cable system that crosses a LATA boundary. In 1993, the U.S. District Court for the District of Columbia granted Southwestern Bell Corporation a waiver of the interexchange line of business restriction for the purposes of acquiring and operating cable systems in Montgomery County, Maryland, and Arlington County, Virginia. U S West has requested a waiver of this restriction in connection with its investment in the cable properties of Time Warner Entertainment Company.

In addition, all seven Regional Bells have moved for a waiver of the interexchange line of business restriction to allow them to provide information services on an interexchange basis. That motion is currently being reviewed by the U.S. Department of Justice.

Congress may consider legislation in 1994 that would remove the interexchange services restriction in whole or in part. Legislation affecting the MFJ may also specify the terms and conditions, including regulatory safeguards, pursuant to which the Regional Bells may provide information and interexchange services.

There can be no assurance that cable television systems of Registrant will not be adversely affected by future judicial decisions or legislation in this area.

Other New Technologies: Several technologies exist or have been proposed that have the potential to increase competition in the provision of video programming. Currently, cable subscribers can receive programming received by home satellite dishes or via satellite master antenna television facilities ("SMATV"). In addition, the FCC has authorized nine entities to provide programming directly to home subscribers through direct broadcast satellites ("DBS"). On December 17, 1993, two such parties, Hughes Communications Galaxy ("Hughes"), an affiliate of the General Motors Company, and Unites States Satellite Broadcasting Company jointly launched a new high-powered satellite with 16 transponders, from which they can provide DBS service to the entire country. Service is expected to begin sometime during the first half of 1994. Hughes also expects to launch a second 16-transponder satellite in late Spring 1994. Another technological development in the making with significant implications for video programming is "high definition television" ("HDTV"). A private sector Advisory Panel was organized by the FCC in 1987 to study various issues relating to advanced television systems ("ATV"), including HDTV. It is anticipated that with the assistance and recommendations of this Advisory Panel the FCC should be in a position to establish a technical standard for HDTV broadcasting by mid-1995.

Programming Issues

Retransmission Consent and Mandatory Carriage: The 1992 Cable Act gives television stations the right to withhold permission for cable systems to carry their signals, to require compensation in exchange for such permission ("retransmission consent"), or, alternatively, in the case of local stations, to demand carriage without compensation ("must carry").

The FCC's implementing regulations required broadcasters to elect between must-carry and retransmission consent by June 17, 1993, with the choice binding for three years. A broadcast station has the right to choose must-carry, assuming it can deliver a signal of specified strength, with regard to cable systems in its Area of Dominant Influence as defined by the audience measurement service, Arbitron. Stations electing to grant retransmission authority were expected to conclude their consent agreements with cable systems by October 6, 1993, the date on which systems' authority to carry broadcast signals without consent expired. While monetary compensation is possible in return for such consent, many broadcast station operators accepted arrangements that do not require payment but involve other types of consideration, such as use of a second cable channel, advertising time, and joint programming efforts. The must carry provisions of the FCC's rules have been challenged as unconstitutional. A special three-judge district court rejected the challenge. That decision has been appealed, and the Supreme Court of the United States heard oral argument in the case on January 12, 1994. Its decision is expected later this year. Registrant cannot predict the outcome of the case. Meanwhile, a separate challenge to the retransmission consent aspect of the 1992 Act was rejected by a Federal district court.

The 1992 Cable Act also requires cable systems to carry a broadcast television station, at the election of the station, on the same channel as its broadcast channel, the channel on which it was carried by the cable system on July 19, 1985, or the channel on which it was carried on January 1, 1992.

FCC rules formerly required cable television operators to make available and install A/B switches to those subscribers who request them. (An A/B switch is an input selector which permits conversion from reception via the cable television systems to use of an off-air antenna.) This requirement was abolished by the 1992 Cable Act.

Copyright: Cable television systems are subject to the Copyright Act of 1976 which, among other things, covers the carriage of television broadcast signals. Pursuant to the Copyright Act, cable operators obtain a compulsory license to retransmit copyrighted programming broadcast by local and distant stations in exchange for contributing a percentage of their revenues as statutory royalties to the U.S. Copyright Office. The amount of this royalty payment varies depending on the amount of system revenues from certain sources, the number of distant signals carried, and the locations of the cable television system with respect to off-air television stations and markets. The Copyright Royalty Tribunal ("CRT"), which the Copyright Office established to distribute royalty payments generally and to review and adjust royalty rates in limited situations, recently was replaced by copyright arbitration royalty panels, to be convened by the Librarian of Congress as necessary.

In July, 1991, the U.S. Copyright Office affirmed an earlier decision that satellite carriers and MMDS systems are not "cable systems" within the meaning of the Copyright Act, and, therefore, are not entitled to the compulsory licensing scheme that would allow them to retransmit broadcast signals in exchange for payment of a fee. Unlike cable entities, these systems will have to negotiate with the individual copyright holders for the right to retransmit copyrighted broadcast signals. Satellite carriers, however, can continue to retransmit broadcast signals under an alternative compulsory copyright system until the end of 1994. In response to Congressional concerns about the ability of these new technologies to compete with cable, the Copyright Office has delayed the effective date of its decision in this area until January 1, 1995. The Copyright Office has also tentatively ruled that some SMATV systems meet the Copyright Act's definition of cable system and thus are eligible for a compulsory license.

Congress established the compulsory license in 1976 to serve as a means of compensating program suppliers for cable retransmission of broadcast programming. The FCC has recommended that Congress eliminate the compulsory copyright license for cable retransmission of both local and distant broadcast programming. In addition, legislative proposals have been and may continue to be made to simplify or eliminate the compulsory license. As noted, the 1992 Cable Act will require cable systems to obtain permission of certain broadcast licensees in order to carry their signals ("retransmission consent") should such stations so elect. (See "Retransmission Consent and Mandatory Carriage" above) This permission will be needed in addition to the copyright permission inherent in the compulsory license. Without the compulsory license, cable operators would need to negotiate rights for the copyright ownership of each program carried on each broadcast station transmitted by the system. Registrant cannot predict whether Congress will act on the FCC recommendations or similar proposals.

Exclusivity: Except for retransmission consent, the FCC imposes no restriction on the number or type of distant (or "non-local") television signals a system may carry. FCC regulations, however, require cable television systems serving more than 1,000 subscribers, at the request of a local network affiliate, to protect the local affiliate's broadcast of network programs by blacking out duplicated programs of any distant network-affiliated stations carried by the system. Similar rules require cable television systems to black out the broadcast on distant stations of certain local sporting events not broadcast locally.

The FCC rules also provide exclusivity protection for syndicated programs. Under these rules, television stations may compel cable operators to black out syndicated programming broadcast from distant signals where the local broadcaster has negotiated exclusive local rights to such programming. Syndicated program suppliers are afforded similar rights for a period of one year from the first sale of that program to any television broadcast station in the United States. The FCC rules allow any broadcaster to bargain for and enforce exclusivity rights. However, exclusivity protection may not be granted against a station that is generally available over-the-air in the cable system's market. Cable systems with fewer than 1,000 subscribers are exempt from compliance with the rules. Although broadcasters generally may acquire exclusivity only within 35 miles of their community of license, they may acquire national exclusive rights to syndicated programming. The ability to secure national rights is intended to assist "superstations" whose local broadcast signals are then distributed nationally via satellite. The 35-mile limitation is currently under re-examination by the FCC, which could extend the blackout zone to a larger area.

Cable Origination Programming: The FCC also requires that cable origination programming meet certain standards similar to those imposed on broadcasters. These standards include regulations governing political advertising and programming, advertising during children's programming, rules on lottery information, and sponsorship identification requirements.

Customer Service: On July 1, 1993, following a public rulemaking proceeding mandated by the 1992 Cable Act, new FCC rules on customer service standards became effective. The standards govern cable system office hours, telephone availability, installations, outages, service calls, and communications between the cable operator and subscriber, including billing and refund policies. Although the FCC has stated that its standards are "self effectuating," it has also provided that a franchising authority wishing to enforce particular customer service standards must give the system at least 90 days advance written notice. Franchise authorities may also agree with cable operators to adopt stricter standards and may enact any state or municipal law or regulation which imposes a stricter or different customer service standard than that set by the FCC. Enforcement of customer service standards, including those set by the FCC, is entrusted to local franchising authorities.

Pole Attachment Rates and Technical Standards

The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless, under the Federal Pole Attachments Act, a state public service commission demonstrates that it is entitled to regulate the pole attachment rates. The FCC has adopted a specific formula to administer pole attachment rates under this scheme. The validity of this FCC function was upheld by the U.S. Supreme Court.

In 1990, new FCC standards on signal leakage became effective. Like all systems, Registrant's cable television systems are subject to yearly reporting requirements regarding compliance with these standards. Further, the FCC has instituted on-site inspections of cable systems to monitor compliance. Any failure by Registrant's cable television systems to maintain compliance with these new standards could adversely affect the ability of Registrant's cable television systems to provide certain services.

The Cable Act empowers the FCC to set certain technical standards governing the quality of cable signals and to preempt local authorities from imposing more stringent technical standards. The FCC's preemptive authority over technical standards for channels carrying broadcast signals has been affirmed by the U.S. Supreme Court. On March 4, 1992, the FCC adopted new mandatory technical standards for cable carriage of all video programming, including retransmitted broadcast material, cable originated programs and pay channels. The 1992 Cable Act includes a provision requiring the FCC to prescribe regulations establishing minimum technical standards. The 1992 Cable Act also codified the right of franchising authorities to seek waivers to impose technical standards more stringent than those prescribed by the FCC. The FCC has determined that its 1992 rule making proceeding satisfied the mandate of the 1992 Cable Act. The new standards, which became effective December 30, 1992, focus primarily on the quality of the signal delivered to the cable subscriber's television. Registrant cannot predict the impact of these new rules upon Registrant's operations.

On December 1, 1993, the FCC released a Notice of Proposed Rule Making intended to implement the 1992 Cable Act requirements for compatibility between cable and consumer electronics equipment. The proposals include the following: (1) requiring cable operators to provide equipment to enable the operation of TV/VCR features that make simultaneous use of multiple signals;
(2) giving subscribers the option of having all signals not requiring a converter passed directly to the TV receiver or VCR;
(3) prohibiting cable systems from scrambling signals on the basic tier; (4) requiring operators to permit use of commercially available remote controls; and (5) requiring cable operators to provide more information to consumers. Registrant cannot predict the outcome of this proceeding or the specific impact of such requirements on its operations.

Tax Considerations

Legislation which for the first time would allow amortization of goodwill and certain intangibles that arise in a business acquisition for federal income tax purposes was enacted as part of the Omnibus Budget Reconciliation Act of 1993. The measure permits intangible "assets" to be amortized over a 15-year period. The legislation includes certain governmental rights and licenses -- e.g., cable franchises -- among the intangibles eligible for such amortization. There is currently pending in Congress a proposal by Sen. Simon (D-Ill.) to amend the new law to permit only 75% of the value of such intangibles to be amortized over a 15-year period. Registrant cannot predict whether or in what form the Simon proposal will be adopted and what, if any, impact such changes would have on its operations. (Additional tax considerations are discussed below in the State and Local Regulation section.)

At least one cable operator has successfully argued in court that cable franchises may be depreciated under pre-existing law. In Tele-Communications, Inc. v. Comm'r of IRS, the U.S. Court of Appeals upheld the decision of the Tax Court, which had rejected the argument of the Internal Revenue Service that such amortization was available only to commercial franchises. Registrant cannot predict whether the IRS will appeal the decision to the Supreme Court of the United States or the outcome of such an appeal.

State and Local Regulation

Local Authority: Cable television systems are generally operated pursuant to non-exclusive franchises, permits or licenses issued by a municipality or other local governmental entity. The franchises are generally in the nature of a contract between the cable television system owner and the issuing authority and typically cover a broad range of provisions and obligations directly affecting the business of the systems in question. Except as otherwise specified in the Cable Act or limited by specific FCC rules and regulations, the Cable Act permits state and local officials to retain their primary responsibility for selecting franchisees to serve their communities and to continue regulating other essentially local aspects of cable television. The constitutionality of franchising cable television systems by local governments has been challenged as a burden on First Amendment rights but the U.S. Supreme Court has declared that while cable activities "plainly implicate First Amendment interest" they must be balanced against competing societal interests. The applicability of this broad judicial standard to specific local franchising activities is subject to continuing interpretation by the federal courts.

Cable television franchises generally contain provisions governing the fees to be paid to the franchising authority, the length of the franchise term, renewal and sale or transfer of the franchise, design and technical performance of the system, use and occupancy of public streets, and the number and types of cable services provided. The specific terms and conditions of the franchise directly affect the profitability of the cable television system. Franchises are generally issued for fixed terms and must be renewed periodically. There can be no assurance that such renewals will be granted or that renewals will be made on similar terms and conditions.

Various proposals have been introduced at state and local levels with regard to the regulation of cable television systems and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a public utility character. Increased state and local regulations may increase cable television system expenses.

Radio Industry

In 1992, the FCC adopted substantial changes to its restrictions on the ownership of radio stations. The new rules allow a single entity to control as many as eighteen AM and eighteen FM
stations nationwide.   As of September 16, 1994, those maximums
will be increased to twenty AMs and twenty FMs. As to ownership within a given market, the maximum varies depending on the number of radio stations within the market. In markets with fewer than fifteen stations, a single entity may control three stations (no more than two of which could be FM), provided that the combination represents less than fifty percent of the stations in the market. In contrast, in markets with fifteen or more radio stations, a single entity may control as many as two AM and two FM stations, provided that the combined audience share of the stations does not exceed twenty-five percent.

In addition, the FCC placed limitations on local marketing agreements through which the licensee of one radio station provides the programming for another licensee's station in the same market. Stations operating in the same service (e.g., both stations AM) and the same market are prohibited from simulcasting more than twenty-five percent of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to a local marketing agreement is required to count that station toward its maximum even though it does not own the station.

In addition to these new radio ownership limitations, the pending television proceeding described below includes proposals for further relaxation of the FCC's restrictions on ownership of television and radio stations within the same area.

Also currently pending are proceedings in which the FCC is examining alternatives for the possible implementation of digital audio radio services ("DARS"). DARS systems potentially could allow delivery of audio signals with fidelity comparable to compact discs. In a rulemaking proceeding, the Commission is considering a proposed spectrum allocation for satellite DARS. There also are four applications on file at the FCC for satellite DARS licenses. In addition, the FCC has undertaken an inquiry into the terrestrial broadcast of DARS signals, addressing, inter alia, the need for spectrum outside the existing FM band and the role of existing broadcasters. Registrant cannot predict the outcome of these proceedings.

Television Industry

In June, 1992, the FCC initiated a rule making proceeding inviting public comment on whether existing television ownership rules should be revised to allow broadcast television licensees greater flexibility to respond to growing competition in the distribution of video programming. Among the proposed changes are: (1) raising the national television ownership limit from 12 to as many as 24 stations, perhaps restricted by a national audience reach maximum higher than the current 25%;
(2) easing restrictions on the ownership by a single entity of two television stations having overlapping signal contours; and
(3) easing the so-called "one-to-a-market" rule that currently (with some exceptions) prevents the common ownership of a television station and one or more radio stations in the same area. The timetable for completion of the proceeding is not certain, and Registrant cannot predict whether the changes proposed will in fact be adopted or the impact of such changes on Registrant's business. Also pending at the FCC is an inquiry proceeding examining the possible re-imposition of broadcast commercial time limitations that were repealed by the FCC in 1984. Registrant cannot predict whether the proceeding will result in such a proposal or the extent of any such regulation.

In 1987, the FCC initiated a rule making proceeding on advanced television, which includes high definition television ("HDTV"). With the help of a private sector advisory committee, the Commission is attempting to establish a technical standard for HDTV broadcasting by mid-1995. After the standard is set, existing broadcasters will have three years in which to apply for a second channel assignment to be used for HDTV broadcasts. Such broadcasts must begin within six years of the standard-setting. If these deadlines are not met, existing broadcasters will be subject to competition for the HDTV channel.

For some period, currently thought to be fifteen years, broadcasters will broadcast on both their current "NTSC" channel and their HDTV channel, in a so-called "simulcast" mode. At the end of the period, all broadcasts on the NTSC channel must cease, whether or not every broadcaster is broadcasting HDTV. The use of the HDTV channel sufficient to meet the FCC's minimum requirements will require construction of new facilities, including a transmitter, exciter, antenna, and transmission line. Additional equipment for making the full conversion to HDTV will include cameras, switchers, tape machines, and the like.

Item 2.   Properties

Maryland Cable Systems

The physical assets of the Maryland Cable Systems comprise the majority of Registrant's physical assets. The principal physical assets of the Systems include signal receiving apparatus, headends, distribution systems and subscriber connection equipment. The signal receiving apparatus of each System includes a tower, antenna, ancillary electronic equipment and earth stations for the reception of satellite signals. Each Maryland Cable System has one headend, consisting of electronic equipment necessary for the reception, amplification and modulation of signals, located near the receiving devices. The Prince George's System also has three "hub-site" headends, which can amplify and modulate signals from the main headend but cannot independently receive satellite delivered signals. The distribution systems of the Prince George's consist of 1,244 miles of coaxial cables and related electronic equipment. Subscriber connection equipment consists of house or apartment drop equipment and decoding converters. Substantially all of the Systems' decoding converters in Maryland are fully addressable, which allows the System operator to activate or terminate services electronically. The physical components of the Systems require regular maintenance, as well as periodic upgrading to keep pace with technological advances and regulatory standards.

The headquarters for the Systems are located in Lanham, Maryland on a 4.3 acre site owned by Maryland Cable. This facility contains a 22,000 square foot two-story brick building, which includes a fully equipped production studio, a small warehouse and the main headend for the Prince George's System. Maryland Cable also owns a small building on a one-half acre lot in Leesburg, Virginia, which contains office space and the headend for the Leesburg System, and small sites in Prince George's County for two of its hub-sites.

Maryland Cable leases three locations in Prince George's County, which include a site for its third hub-site and two fully-equipped production studios used for local origination and public access programming.

Maryland Cable and Holdings believe that the properties owned and leased by Maryland Cable are in reasonably good condition and adequate for the operation of the Systems.

Maryland Cable holds two BRS and three TVRO licenses from the FCC that are used in connection with the operation of the Systems.

The Systems' coaxial cables are generally attached to utility poles under rental agreements with local public utilities. In some areas, the distribution cable is buried in underground ducts or trenches. Most of the pole attachment agreements for the Systems were initially entered into by predecessors of Prime Cable. Maryland Cable has received all of the consents to the assignment of the pole attachment agreements used by the Systems. Future increases in pole attachment rates cannot be predicted, but are subject to regulation by the FCC and the Federal Pole Attachments Act.

Windsor Systems

The principal physical assets of the Windsor Systems include signal receiving apparatus, one headend, a distribution system and subscriber connection equipment. The signal receiving apparatus of the Windsor Systems includes a tower, antennae, ancillary electronic equipment and earth stations for the reception of satellite signals. The Windsor Systems has one headend, consisting of electronic equipment necessary for the reception, amplification and modulation of signals, located near the receiving devices. The distribution system of the Windsor Systems consists of approximately 90 miles of coaxial cable and related electronic equipment. Subscriber connection equipment consists of house or apartment drop equipment and decoding converters. The physical components of the Windsor Systems require regular maintenance, as well as periodic upgrading to keep pace with technological advances and regulatory standards.

Registrant leases one location in Williamston, North Carolina which includes a site for its single headend (expiring in 1998) and a 2,600 square foot office (expiring in 1994) to serve the Windsor Systems.

Registrant believes that the properties owned and leased by Registrant in Williamston are in reasonably good condition and adequate for the operation of the Windsor System.

Registrant holds two TVRO licenses from the FCC that are used in connection with the operation of the Windsor System.

The Windsor System's coaxial cables are generally attached to utility poles under rental agreements with local public utilities. In some areas, the distribution cable is buried in underground ducts or trenches. Most of the pole attachment agreements for the Windsor Systems were initially entered into by predecessors of Registrant. Registrant has entered into new pole attachment agreements used by the Windsor Systems. Future increases in pole attachment rates cannot be predicted, but are subject to regulation by the FCC and the Federal Pole Attachments Act.

Norfolk Radio

Registrant's radio station, WMXN-FM in Norfolk, Virginia leases its office and studio space under a ten year lease which, with thirty days prior notice, can be canceled after five years upon payment of a cancellation penalty. The station also leases space on a tower for its broadcast antenna and space in a building that houses its transmission equipment. The tower and building leases expire in 1994 with an option to renew for an additional five years.

WMXN-FM owns its office furniture, studio equipment, and transmission equipment. Registrant believes that the properties leased by WMXN-FM and the furniture and equipment owned by the station are in reasonably good condition and are adequate for the operation of the station.

WMXN-FM holds a license from the FCC that is used in connection with broadcasting operations at the station.

Other Properties

Paradigm and BBAD operate out of leased office space in California. Paradigm and BBAD own their office furniture and office equipment. Registrant believes that the properties leased by Paradigm and BBAD and the furniture and equipment owned by those companies are in reasonably good condition and are adequate for the operation of the company.

TCS owns the land and studio buildings at each of its three locations (Columbus, Georgia; Terre Haute, Indiana; and St. Joseph, Missouri) as well as broadcasting transmitters, antennas and towers at each location. In addition, TCS owns technical broadcasting equipment as well as the furniture and fixtures at TCS's three stations.

Registrant believes that the properties owned by the stations and the other equipment and furniture and fixtures owned are in reasonably good condition and are adequate for the operations of the stations.

The physical assets of Registrant's remaining investments are not included in the consolidated balance sheet of Registrant.


Item 3.   Legal Proceedings

Refer to "Item 1. Business - Maryland Cable Corp." for information regarding bankruptcy filing made by Maryland Cable
Corp.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters which required a vote during the fourth quarter of the fiscal year covered by this report.

                             Part II

Item 5.   Market for Registrant's Common Stock and Stockholder
          Matters

A public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available.

Effective November 9, 1992, Registrant was advised that Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch" or "MLPF&S") introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service will assist Merrill Lynch clients wishing to buy or sell Registrant Units.

As of January 28, 1994, the number of owners of Units was 15,143. Registrant does not distribute dividends, but rather Distributable Cash From Operations, Distributable Refinancing Proceeds, and Distributable Sale Proceeds, to the extent available. On June 6, 1989, Registrant made a federal tax allowance cash distribution in an amount equal to 33% of the 1988 federal taxable income to all limited partners owning Units in 1988 in proportion to their federal taxable income from the ownership of Units. The total amount distributed was $2,040,121. There have been no distributions since that time.
Item 6.   Selected Financial Data

                       Year Ended     Year Ended     Year Ended
                      December 31,   December 31,   December 31,
                            1989           1990           1991

Total Revenues        $ 41,128,616    $ 42,936,437   $ 43,289,706

Losses from
  continuing
  operations
  attributable to
  Common
  Stockholders/
  Partners           $(15,838,169)   $(43,946,253)  $(77,895,462)

Loss from
  continuing
  operations per
  unit of Limited
  Partnership
  Interest           $    (139.81)   $    (387.94)  $    (687.64)

Number of Units          112,147.1       112,147.1      112,147.1


                          As of     As of  DecemberAs of  December
                      December 31,        31,            31,
                            1989           1990           1991

Total Assets          $285,298,872    $250,244,698   $187,061,204

Borrowings            $186,721,730    $201,107,698   $212,570,908


Note:Total revenues include operating revenues and interest income.


                       Year Ended     Year Ended
                      December 31,   December 31,
                            1992           1993

Total Revenues        $ 52,661,661    $ 62,663,710

Losses from
  continuing
  operations
  attributable to
  Common
  Stockholders/
  Partners           $(36,364,608)   $(33,526,155)

Loss from
  continuing
  operations per
  unit of Limited
  Partnership
  Interest           $    (321.02)   $    (295.96)



                     As of  DecemberAs of  December
                           31,            31,
                            1992           1993

Total Assets          $169,777,942    $191,150,624

Borrowings            $232,112,727    $285,623,555

Number of Units          112,147.1       112,147.1


Certain items have been restated to conform to 1993 presentation for discontinued operations.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations, Liquidity and
          Capital Resources

At December 31, 1993, Registrant had $4,978,035 in cash and cash equivalents, of which $1,456,352 was limited for use at the operating level and $3,521,683 was Registrant's working capital.

At December 31, 1992, Registrant had $9,801,975 in cash and cash equivalents, of which $3,132,465 was limited for use at the operating level and $6,669,510 was Registrant's working capital.

During 1993, Registrant continued its operations phase.
Registrant advanced an additional approximately $0.7 million to IMPLP/IMPI and its affiliate, Intelidata, prior to the sale of these businesses and assets in July 1993.

In summary of Registrant's liquidity status, of the approximately $3.5 million that Registrant has for working capital, a portion may be utilized to support anticipated funding needs or possible restructurings, as appropriate, of Maryland Cable, TCS and its other investments. Registrant has no contractual commitment to advance funds to any of its investments except for the commitments described below.

Registrant, in the appropriate circumstances, will consider utilizing its working capital to fund cash shortfalls or to restructure the debt of certain of its investments. Registrant is also pursuing the sale of certain investments. Refer to "Item 8. Financial Statements and Supplementary Data" for further information. Any additional use of Registrant's working capital to support its existing investments is at the discretion of Registrant except for commitments made by Registrant for certain obligations of Maryland Cable (to the extent that Maryland Cable does not discharge those obligations). Although Registrant has sufficient funds to meet these commitments, it does not have sufficient cash to meet all of the contractual obligations of Maryland Cable, nor does it have sufficient cash to fund indefinitely the cash shortfalls of its other investments. In addition, the recent regulatory changes affecting the cable television industry will likely have a material negative impact on Registrant's liquidity status (see below).

Maryland Cable

Proposed Restructuring

Maryland Cable is currently in default under its bank credit agreement by virtue of its failure to pay the principal amount of its senior bank debt on maturity on December 31, 1993. As a result of this default of the senior bank debt, there is also a default under the Discount Notes.

On December 31, 1993, the Partnership, Maryland Cable, Holdings and ML Cable Partners entered into an Exchange Agreement with Water Street Corporate Recovery Fund I, L.P. (the "Water Street Fund") providing for the restructuring of Maryland Cable. The Water Street Fund holds approximately 85% of the outstanding principal amount of the 15-3/8% Senior Subordinated Discount Notes due 1998 (the "Discount Notes") of Maryland Cable, which, as described below, are currently in default. Also, as of December 31, 1993, another holder of the Discount Notes (representing 7% of the outstanding principal amount) joined in the Exchange Agreement.

Pursuant to the Exchange Agreement, the Water Street Fund and the other holders of the Discount Notes would exchange their Discount Notes and their Class B Common Stock of Holdings for all of the partnership interests of a newly formed limited partnership ("NEWCO") that would acquire all of the assets of Maryland Cable, subject to the liabilities of Maryland Cable. The Partnership would receive an aggregate of $2,670,000 in satisfaction of the $3,600,000 in Subordinated Promissory Notes held by Registrant, plus accrued interest of approximately $2.7 million, and the $5,379,833 in deferred management fees payable to the Partnership, and $100 for its Common Stock of Holdings. ML Cable Partners, which is 99% owned by Registrant, would receive payment in full of the $6,830,000 participation it holds in the senior bank debt of Maryland Cable. In addition, the Partnership would be paid at closing a management fee for managing the Maryland Cable Systems from January 1, 1994 to the date on which all the terms of the Exchange Agreement are satisfied based on the gross revenues of the Systems during that period. If, prior to the date on which all of the terms of the Exchange Agreement are satisfied, holders of the Discount Notes transfer a majority of the outstanding principal amount of the Discount Notes, the Partnership would receive an additional payment equal to 5% of the amount by which the Value (as defined) of the Systems exceeds $180,000,000. The Exchange Agreement also provides for a payment of $500,000 to MultiVision in settlement of severance and other costs relating to the termination of MultiVision as manager.

The Exchange Agreement is subject to numerous conditions, including approval by the holders of at least 99% of the aggregate principal amount of the Discount Notes, the consent of the franchising authorities and the approval by FCC to the transfer of the Systems to NEWCO, NEWCO borrowing $100,000,000 to be used to repay Maryland Cable's senior bank debt, and the agreement from the holders of the senior bank debt to accept payment of the principal amount of the senior bank debt and accrued interest thereon, and no additional fees, interest or other payments for agreeing to extend the maturity of the senior bank debt beyond December 31, 1993.

As of March 10, 1994, the requisite approvals from the holders of the Discount Notes and the senior bank debt had not been received. As a result, as provided in the Exchange Agreement, on March 10, 1994, Maryland Cable and Holdings filed the Prepackaged Plan under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court-Southern District of New York. This filing included the Prepackaged Plan, to which the requisite majority of all impaired creditors other than the holders of the senior debt had consented. Under the Prepackaged Plan, Registrant would receive materially the same aggregate consideration as it would receive under the terms of the Exchange Agreement.

The Prepackaged Plan filed differs from the Exchange Agreement most significantly in the treatment of the secured bank debt of Maryland Cable. Under the Prepackaged Plan, each holder of Maryland Cable's bank debt would receive deferred cash payments pursuant to newly issued promissory notes in a principal amount equal to their proportionate share of the total bank debt, bearing interest at the same rate as provided for in the original Amended Credit Agreement with a maturity date of December 31, 1998 (the original maturity date under the Amended Credit Agreement). Maryland Cable and the agent for the holder of Maryland Cable's bank debt are currently negotiating revised terms for these newly issued promissory notes, however there is no assurance that Maryland Cable and the agent will reach agreement on these terms. The Exchange Agreement provided for a forbearance by the holders of the bank debt under the Amended Credit Agreement and the refinancing or repayment of all outstanding bank debt obligations upon closing.

There is no assurance that the Prepackaged Plan will be approved or that the proposed restructuring described in the Prepackaged
Plan will be consummated.

On January 18, 1994, as a result of the defaults under the senior bank debt, the holders of the senior bank debt exercised their rights under events of default to collect Maryland Cable's lockbox receipts and apply such receipts towards the repayment of the outstanding senior bank debt, related accrued interest, and fees and expenses. As of March 9, 1994, one day prior to the filing of the Prepackaged Plan, the holders of the senior bank debt applied approximately $4,800,000 in lockbox receipts towards the repayment of the outstanding senior bank debt, related accrued interest, and fees and expenses.

Registrant is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions on the Prepackaged Plan (see below).

Impact of Cable Legislation

The future liquidity of Registrant's cable operations, Maryland
Cable and Windsor, is likely to be negatively affected by recent and ongoing changes in legislation governing the cable industry.
The potential impact of such legislation on Registrant is described below.

On October 5, 1992, Congress overrode the President's veto of the Cable Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which imposes significant new regulations on the cable television industry. The 1992 Cable Act required the development of detailed regulations and other guidelines by the Federal Communications Commission ("FCC"), most of which have now been adopted but remain subject to petitions for reconsideration before the FCC and/or court appeals.

On May 3, 1993, the FCC released a Report and Order relating to the regulation of rates for certain cable television programming services and equipment. These rules establish certain benchmarks which will enable local franchise authorities to require rates for "basic service" (minimally, local broadcast and access channels) and the FCC (upon receipt of individual complaints) to require rates for certain satellite program services (excluding premium channels) to fall approximately 10% from September 30, 1992 levels, unless the cable operator is already charging rates that are at a so-called "competitive" benchmark level or it can justify a higher rate based on a cost-of-service showing. Rates of all regulated cable systems will then be subject to a price cap that will govern the extent to which rates can be raised in the future without a cost-of-service showing. Several other key matters are still pending before the FCC that will ultimately shape and complete this new regulatory framework for cable industry rates. For example, in a complicated multi-faceted document released on August 27, 1993, the FCC simultaneously:
(1) issued a First Order on Reconsideration of the foregoing May 3 rate order (confirming or clarifying certain benchmark rate methodology issues); (2) adopted a Second Report and Order (deciding to continue to include systems with less than 30% penetration in the universe of systems whose rates were used to establish benchmarks, a decision that, if unchanged, avoids a potentially downward adjustment of the previously announced benchmark rates); and (3) issued a Third Notice of Proposed Rulemaking (addressing such "going forward" issues as how cable rates should be modified when channels are added or deleted, how costs incurred for rebuilds should be treated, and whether cable operators should be required to use the same methodology to determine rates for both basic and expanded basic tiers). In addition, a separate yet related rulemaking proceeding was initiated by the FCC on July 16, 1993 to establish the proposed standards and certain other ground rules for cost-of-service showings by cable operators seeking to justify cable rates in excess of the FCC prescribed benchmark/price cap levels. While continuing to express a strong preference for its benchmark approach, the FCC's "Notice of Proposed Rulemaking" in this proceeding outlines an alternative regulatory scheme that would combine certain elements of traditional ratebase/rate of return regulation with a more streamlined approach uniquely tailored to the cable industry. Comments in response to both the Third Notice of Proposed Rulemaking and the separate cost-of-service rulemaking were received by the FCC on or before October 7, 1993. In the meantime, the FCC's overall cable service rate regulation rules took effect on September 1, 1993, and the industry-wide freeze on rates for regulated cable service remains in effect until May 15, 1994. Furthermore, by Order released September 17, 1993, the FCC initiated an industry-wide survey of cable rate changes and service restructuring as of the starting date of its rate freeze (April 5, 1993) and the effective date of rate regulation (September 1, 1993) in order to gauge the early effectiveness of its cable rate regulations. The results of this survey were announced on February 22, 1994.

On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. Based on FCC news releases dated February 22, the FCC's major actions include the following: (1) a modification of its benchmark methodology in a way which will effectively require cable rates to be reduced, on average, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level, or to the new benchmark, whichever is less; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order. Several weeks earlier, and partly in anticipation of these actions, the FCC extended its industry-wide freeze on rates for regulated cable services until May 15, 1994. It is expected that the new benchmark standards and cost-of-service rules will become effective prior to the current termination date of the rate freeze.

In addition to the rate reregulation described above, among other things, the 1992 Cable Act provides that certain qualified local television stations may require carriage by cable operators, or elect to negotiate for payment of fees or other forms of compensation by the cable operator to the stations in exchange for allowing retransmission of their signals. The deadline for making such elections was June 17, 1993. Negotiations between cable operators and those television stations which elected to pursue retransmission agreements were carried out between the foregoing election date and October 6, 1993, the deadline under the 1992 Cable Act for obtaining retransmission consent. If some type of agreement (either final or interim pending further negotiations) was not reached by October 6, 1993, cable operators could have been forced to discontinue carriage of those television stations which elected to pursue retransmission consent (see below).

In its May 1993 Rate Order the FCC exempted from rate regulation the price of packages of "a-la-carte" channels if certain conditions were met. Upon reconsideration, however, the FCC on February 22, 1994 effectively tightened its regulatory treatment of a-la-carte packages by establishing more elaborate criteria designed to ensure that such practices are not employed so as to unduly evade rate regulation. Now, when assessing the appropriate regulatory treatment of a-la-carte packages, the FCC will consider, inter alia, the following factors as possibly suggesting that such packages do not qualify for non-regulated treatment: whether the introduction of the package avoids a rate reduction that otherwise would have been required under the FCC's rules; whether an entire regulated tier has been eliminated and turned into an a-la-carte package; whether a significant number or percentage of the a-la-carte channels were removed from a regulated service tier; whether the package price is deeply discounted when compared to the price of an individual channel; and whether the subscriber must pay significant equipment or other charges to purchase an individual channel in the package. In addition, the FCC will consider factors that will reflect in favor of non-regulated treatment such as whether the channels in the package have traditionally been offered on an a-la-carte basis or whether the subscriber is able to select the channels that comprise the a-la-carte package. A-la-carte packages which are found to evade rate regulation rather than enhance subscriber choice will be treated as regulated tiers, and operators engaging in such practices may be subject to forfeitures or other sanctions by the FCC.

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost of service proceedings initiated by cable operators. Operators who elect to pursue cost of service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25%. It has also determined that acquisition costs above book value are presumptively excluded from the rate base. At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost of service showing, except that, once rates have been set pursuant to a cost of service approach, cable operators may not file a new cost of service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost of service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things, it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service.

Registrant is currently unable to assess the full impact of the February 22, 1994 FCC action and the 1992 Cable Act upon its business prospects or future financial results. However, the rate reductions mandated by the FCC in May of 1993, have had, and will most likely continue to have, a detrimental impact on the revenues and profits of Registrant's cable television operations. Although the impact of the 1992 Cable Act and the recent FCC actions cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law may have a material negative impact on the financial condition, liquidity, and value of Registrant.

Registrant is also currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions on the sale of the Windsor systems or the potential timing of such a sale. However, as discussed above, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of Maryland Cable and the Windsor systems.

As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, Registrant's cable properties, on a franchise by franchise basis, were required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. Registrant took certain actions to seek to defray some of the resulting revenue declines, which among others included instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by Registrant's cable systems, the rate regulation required by the 1992 Cable Act had a detrimental impact on the revenues and profits of Registrant's cable systems. In addition, Registrant is currently unable to determine whether its a-la-carte restructuring is in accordance with the terms of the February 22, 1994 FCC action. The further rate reduction mandated by the February 22, 1994 FCC action and any limits imposed by such action on a-la-carte pricing are likely to have a further detrimental impact on those revenues and profits.

By the October 6 deadline (noted above), Registrant's Maryland Cable Systems and Windsor Systems had reached agreement with all broadcast stations within their service areas electing retransmission consent. In some cases, these agreements obligate the Maryland Cable Systems and Windsor Systems to carry additional programming services affiliated with the broadcast stations. The costs of these additional program services will not be material to the operations of the Maryland Cable Systems or the Windsor Systems.

GCC

In 1990, Registrant wrote down the full value of its preferred stock in GCC of $15,000,000, because of GCC's inability at that time to raise the financing critical to its viability as a going concern.

On or about July 30, 1991, GCC's primary lender, NovAtel, sold its loans due from GCC and its rights under the loan agreements with GCC to an investor group named GCC Holdings Corporation, which is comprised primarily of Hellman and Friedman and Stanton Communications, Inc. (the "Investors"). GCC and the Investors agreed to pursue a plan of reorganization by which most of that debt would be converted into 90% ownership of GCC. On October 21, 1991, GCC filed a bankruptcy petition and plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code to implement this reorganization plan.

In connection with the plan of reorganization, on November 1, 1991, Registrant sold a $500,000 note it had purchased on June
15, 1990 to the Investors for $275,000 in cash.

GCC's Second Amended Plan of Reorganization, dated December 18, 1991, was confirmed by the bankruptcy court on February 4, 1992. The plan of reorganization became effective on March 17, 1992. Under the plan, Registrant's 500,000 shares of Preferred Stock were converted to 199,281 shares of common stock, equivalent to an ownership position in GCC of 4.65%, prior to the effect of the rights offerings (described below). After giving effect to the senior note offering that was part of the plan of reorganization, GCC's outstanding debt was reduced from approximately $97 million to $20 million. The plan of reorganization, as amended, provided for existing shareholders, including Registrant, to purchase additional ownership in GCC through a rights offering. Each right consisted of the right to purchase from GCC a unit consisting of one share of common stock and $9.09 in principal amount of senior notes, for a total unit price of $19.09. On March 4, 1992, Registrant exercised 52,384 rights, for a total price of $1,000,011. By exercising these rights, Registrant purchased: a) 52,384 shares of common stock of GCC, which increased Registrant's ownership position in GCC to approximately 5.69%; and b) senior notes with a face value of $476,171. On August 19, 1992, GCC redeemed the senior notes, repaying to Registrant $476,171, plus accrued interest.

On October 26, 1992, GCC completed a second rights offering pursuant to which existing shareholders, including Registrant, were issued rights to purchase one additional share of common stock for each 1.75 shares owned, for a price of $10.00. Registrant purchased 100,000 additional shares for an investment of $1,000,000. In addition, in November 1992, Registrant sold 43,809 rights to purchase shares for a price of $120,000 to an unaffiliated entity. GCC raised $25,281,000 in the offering to assist it in completing its business plan of purchasing and operating clusters of cellular systems in certain geographic areas. Effective November 3, 1993, Registrant sold 61,160 rights to purchase shares for a price of $100,000 to several unaffiliated entities. As of December 31, 1993, Registrant's 351,665 shares in GCC represented an ownership percentage equal to approximately 4.2%.
Windsor

Registrant must make equal monthly payments of principal and interest on the ten-year Windsor Note (see Note 6 in "Item 8. Financial Statements and Supplementary Data") issued in connection with the acquisition of Windsor. The outstanding principal balance of the Windsor Note as of December 31, 1993 was $1,981,654. In July, 1992, Registrant began making monthly payments on the Windsor Note which were sufficient to pay all interest due; however, those payments were not sufficient to pay all of its scheduled monthly installments of principal; Registrant is therefore in default of the Windsor Note. On June 23, 1992, the holder of the Windsor Note gave Registrant notice of default, and informed Registrant that it has the ability to accelerate the maturity of the indebtedness and foreclose on the assets of Windsor (but not the other assets of Registrant). During 1993, Windsor's operations did not generate sufficient cash to service fully its scheduled installments on the Windsor Note. Registrant does not anticipate advancing any funds to Windsor.

On November 16, 1993, Registrant entered into an Asset Purchase Agreement with Tar River Communications, Inc. ("Tar River") to sell the assets of the Windsor Systems to Tar River for a base purchase price of $3,240,000, subject to adjustment based on the number of subscribers to the systems on the Closing Date and the accounts receivable and accounts payable of the systems on the Closing Date. The sale is subject to various conditions, including consent from the franchising authorities and extensions of the franchises for the systems until 10 years after the Closing Date. The closing is currently expected to occur in mid-1994.

Paradigm

Paradigm and/or BBAD are not currently producing a sufficient number of television programs to cover overhead costs indefinitely, although Registrant has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992. Paradigm and/or BBAD have taken several steps to reduce operating costs, primarily by reducing the number, and compensation, of employees. However, Paradigm and/or BBAD did not operate profitably during 1993, and are currently dependent on outside sources, primarily Associates, to finance BBAD's monthly operating costs. Registrant elected not to fund such operating costs. Registrant has no obligation to advance any additional funds to Paradigm and/or BBAD and actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs, but was unable to identify such a partner. Paradigm and/or BBAD have no liability for borrowed funds. Registrant is negotiating with Associates the terms of an agreement under which Paradigm would retain the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD would be assigned to Associates for further development at Associates' expense, while Paradigm would retain a percentage interest in all such projects and concepts. In any event, Registrant will most likely recover only a nominal portion, if any, of its original investment in Paradigm and/or BBAD. Due in part to Registrant's unwillingness to advance additional funds to fund the continuing operating losses and possible winding down of Paradigm's and BBAD's operating activities, Registrant recorded in the second quarter of 1993 a writedown of approximately $516,000 of certain assets of Paradigm and BBAD to reduce Registrant's net investment to a net realizable value of zero.

TCS

Although the broadcast television industry experienced overall growth in advertising revenues in 1993, the industry continues to be subject to significant volatility in advertising revenues, especially from national buyers. In part, as a result of weakness in national advertising revenues at the TCS stations, TCS was in default of covenants under the note agreements as of December 31, 1993, and failed to make a scheduled principal payment of $500,000 due February 28, 1994. In addition, TCS expects to default on the majority of its scheduled principal payments for the remainder of 1994 as well as in 1995. TCS is engaged in negotiations with its note holders, although the outcome of these negotiations cannot be predicted at this time. While TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the right to foreclose on the assets of TCS, but not the other assets of Registrant. Refer to Notes 2 and 6 of "Item 8. Financial Statements and Supplementary Data" for further information regarding TCS debt.

During the fourth quarter of 1992, TCS concluded that there has been an impairment of the value of the enterprise and, as a result, wrote-down its intangible assets (goodwill) by a total of $6 million, which resulted in Registrant's $2,460,000 share of this write-down.

Investments and EMP, Ltd.

As of December 31, 1993, Registrant had advanced approximately
$2 million to Investments.

During 1993, EMP, Ltd. and its affiliates continued to distribute television programs. On July 30, 1993, EMP, Ltd. sold its Neomedion shares back to Charles Dawson, while Charles Dawson sold his shares in EMP, Ltd. back to Clarendon. The stock of Neomedion is now controlled 75% by Charles Dawson and 25% by Investments. In addition, after the exchange of shares, EMP, Ltd. was owned 13.8% by Registrant, 45.6% by Clarendon, and 40.6% by ALP Enterprises.

Investments, EMP, Ltd. and their affiliates are currently reliant on their cash balances and/or additional funding from ALP Enterprises or other, as yet unidentified, financing sources to fund their continuing operations. Furthermore, Registrant expects to advance no further funds to Investments, EMP, Ltd., or their affiliates beyond those funds already advanced by Registrant. If investments, EMP, Ltd. and their affiliates are unable to support their operations from current cash balances and/or additional funding from ALP Enterprises or other, as yet unidentified, financing sources, Investments and EMP, Ltd. might be forced to cease their operations. In any event, it is unlikely that Registrant will recover its $2 million investment in Investments. Investments, EMP and EMP, Ltd. have no liability for borrowed funds.

WMXN-FM

During 1993, WMXN-FM generated sufficient revenues to cover its operating costs (before management fees).

Registrant entered into an Option Agreement, effective January 25, 1994, with U.S. Radio , Inc. ("U.S. Inc."), a Delaware corporation, and an affiliated entity, U.S. Radio, L.P. ("U.S. Radio"), a Delaware limited partnership, neither of which is affiliated with Registrant. Pursuant to the Option Agreement, Registrant granted U.S. Inc. an option (the "Call") to purchase substantially all of the assets of WMXN-FM (the "Assets") for a cash price of $3.5 million at any time prior to January 15, 1995. Also pursuant to the Option Agreement, U.S. Inc. granted Registrant the option (the "Put") to sell the Assets to U.S. Inc. for a cash price of $3.5 million at any time (a) within 30 days after the expiration of the Call or (b) within 30 days of the termination by Registrant of the LMA (see below) as a result of a material breach of the LMA by U.S. Radio. If the Call or Put is exercised, Registrant and U.S. Inc. will immediately revise as necessary and execute an Asset Purchase Agreement which is an exhibit to the Option Agreement. If the Call or Put is timely exercised but U.S. Inc. fails to execute the Asset Purchase Agreement, then, subject to certain conditions, Registrant may elect to cause U.S. Radio to sell its radio stations WOWI-FM, in Norfolk, Virginia, and WSVY-AM in Portsmouth, Virginia, together with WMXN-FM (collectively, the "Stations"), with the first $3.5 million of proceeds from such sale, less transaction costs, to be retained by Registrant. The acquisition of WMXN-FM by U.S. Inc., and/or the sale of the Stations, is subject to the prior approval of the FCC. There can be no assurance that the sale of WMXN-FM or the sale of the Stations will be consummated.

Effective January 31, 1994, Registrant entered into a Time Brokerage Agreement (the "LMA") with U.S. Radio. The LMA calls for Registrant to make broadcasting time available on WMXN-FM to U.S. Radio and for U.S. Radio to provide radio programs to be broadcast on WMXN-FM, subject to certain terms and conditions, including the rules and regulations of the FCC. In exchange for providing broadcasting time to U.S. Radio, Registrant will receive a monthly fee approximately equal to its cost of operating WMXN-FM. The LMA will continue until the earlier of:
(i) March 1, 1995 (if neither the Call nor Put has been exercised); (ii) the consummation of the acquisition of WMXN-FM by U.S. Inc. pursuant to the Option Agreement; or (iii) the consummation of a joint sale of the Stations.

Registrant may choose to advance additional funds to WMXN-FM if any are required; however, Registrant has no obligation to advance any additional funds to WMXN-FM and WMXN-FM has no liability for borrowed funds.

Results of Operations

1993 vs. 1992

Registrant had a net loss from continuing operations in 1993 of approximately $33.5 million, which was comprised primarily of the following components: (1) Registrant's net loss recognized from its investment in Holdings of approximately $25.8 million which is net of an approximate $4.0 million gain recognized from the sale of the Leesburg System; (2) Registrant's combined net loss recognized from its investments in TCS, Paradigm, Windsor and WMXN-FM of approximately $5.6 million; (3) Registrant's writedown of approximately $0.5 million of certain assets to a net realizable value of zero for its investments in Paradigm; and (4) management fees and other general and administrative expenses.

Consolidated operating revenue increased from approximately $52.1 million in 1992 to approximately $62.5 million in 1993 as a result of: (1) an approximate $2.0 million increase in revenue generated by Maryland Cable; (2) the consolidation of TCS's operating revenue in the second, third and fourth quarters of 1993 which generated approximately $10.0 million while 1992 reflected TCS's operations under the equity method of accounting; and (3) an approximate $0.1 million increase in revenues generated by WMXN-FM. These increases were partially offset by a decrease in revenue generated by Paradigm/BBAD of approximately $1.8 million due to reduced program production activity. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Consolidated property operating expenses increased from approximately $26.5 million in 1992 to approximately $29.7 million in of 1993 primarily as a result of: (1) the consolidation of TCS's operations beginning in the second quarter of 1993 which reflected approximately $4.6 million in property operating expenses (equity method of accounting was utilized in 1992); and (2) an approximate $0.7 million increase in property operating expenses incurred by Maryland Cable; partially offset by a decrease of approximately $1.9 million at Paradigm due to reduced program production activity and a decrease in operating expenses of approximately $0.2 million at WMXN-FM.

Consolidated general and administrative expenses increased from approximately $9.6 million in 1992 to approximately $13.4 million in 1993 as a result of: (1) an approximate $1.3 million increase in general and administrative expenses at Maryland Cable; and (2) the consolidation of TCS's operations beginning in the second quarter of 1993, which contributed approximately $2.5 million while 1992 reflected TCS's operations under the equity method of accounting, which records Registrant's share of revenue net of expenses within the equity in loss of joint venture caption. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest expense (after excluding the effect of the intercompany interest related to ML Cable) increased from approximately $28.1 million in 1992 to approximately $32.5 million in 1993. The increase was a result of accrued interest on Maryland Cable's fully accreted subordinated debt, partially offset by lower market interest rates on senior debt of Maryland Cable and by the credit against Maryland Cable's interest expense resulting from the forgiveness of the Default Interest Notes and the related accrued interest; and the consolidation of TCS's operations beginning March 26, 1993 which contributed approximately $3.7 million of interest expense in 1993.

1992 vs. 1991

Registrant had a net loss from continuing operations in 1992 of approximately $36.4 million, which was comprised primarily of the following components: (1) Registrant's net loss recognized from its investment in Maryland Cable of approximately $28.5 million; (2) equity in net losses of joint ventures of $4.7 million, comprised of a TCS loss of approximately $4.5 million which includes Registrant's share (approximately $2.5 million) of a $6 million write-down of intangible assets, and a loss of approximately $0.2 million from Investments; (3) Registrant's net loss recognized from its investment in WMXN-FM of approximately $0.9 million; (4) Registrant's net loss recognized from its investment in Paradigm of approximately $0.7 million;
(5) Registrant's net loss recognized from its investment in Windsor of approximately $0.6 million; and (6) management fees and other general and administrative expenses.

Consolidated operating revenue increased from approximately $42.0 million in 1991 to approximately $52.1 million in 1992 as a result of (1) the consolidation of Paradigm's operations in 1992 which generated approximately $7.7 million of revenues in 1992 while 1991 reflected Paradigm's operations under the equity method of accounting, which records Registrant's share of revenue net of expenses within the equity in loss of joint venture caption; (2) an approximate $1.6 million increase in revenue generated by Maryland Cable; and (3) an approximate $0.7 million increase in revenues generated by WMXN-FM.

Consolidated property operating expenses increased approximately $8.8 million from approximately $17.7 million in 1991 to approximately $26.5 million in 1992 primarily as a result of the consolidation of Paradigm's operations in 1992 which reflected approximately $8.8 million of property operating expenses.

The following paragraphs discuss in greater depth the results of operations of Maryland Cable, because Registrant's investment in Maryland Cable represents its major operating property as of December 31, 1993. As of December 31, 1993, the Maryland Cable Systems represented approximately 70% of the consolidated assets of Registrant and approximately 70% of the consolidated operating revenues.

Maryland Cable Systems

1993 vs. 1992

For purposes of the following discussion, Maryland Cable is comprised of the Leesburg System and the remaining systems, located in Maryland, which are referred to as the Lanham System. Refer to Note 14 of "Item 8. Financial Statements and Supplementary Data" for information regarding the sale of the Leesburg System on September 30, 1993.

For the year ended December 31, 1993, Maryland Cable incurred a net loss of approximately $25.8 million compared to a net loss of approximately $28.5 million for the same period in 1992.
This decrease in net loss is primarily due to an approximate $4.0 million gain on the sale of the Leesburg System and increased revenues, partially offset by higher interest expense, property operating expense, general and administrative expense and depreciation and amortization expense.

Maryland Cable's operating revenues increased approximately 5% to approximately $43.8 million in 1993 from approximately $41.8 million in 1992. This revenue increase was a net result of a price increase in basic service and higher levels of average basic subscribers, partially offset by a decline in revenues due to the sale of the Leesburg System, as well as lower premium revenues attributable to fewer premium subscribers.

Maryland Cable's average basic revenue per subscriber per month increased to $31.02 in 1993 from $29.56 in 1992. The average basic revenue per Lanham System subscriber per month increased to $31.33 in 1993 from $29.85 in 1992. These increases were due primarily to a modest rate increase in January 1993. Maryland Cable's number of average basic subscribers for 1993 increased to 78,932 from 77,511 in 1992. The increase in the number of average basic Maryland Cable subscribers is primarily attributable to passing additional homes with cable plant, partially offset by a decrease in subscribers due to the Leesburg System sale. The number of average basic Lanham System subscribers for 1993 increased to 75,073 from 72,902 in the same period in 1992, primarily due to passing additional homes with cable plant.

The number of Maryland Cable basic subscribers decreased from 78,732 at December 31, 1992 to 76,564 at December 31, 1993 due
primarily to the sale of the Leesburg System on September 30, 1993. Although Maryland Cable's average number of basic subscribers and gross revenues increased during 1993 as compared to 1992, Maryland Cable will in the near term experience lower levels of basic subscribers and revenues as a result of the sale of the Leesburg System which represented approximately 6.5% of the basic subscribers and approximately 4% of the gross revenues of Maryland Cable as of September 30, 1993.

In 1993, Maryland Cable's average premium service units decreased to 79,510 from an average of 84,344 in 1992. This decrease was due primarily to the sale of the Leesburg System and also sluggish local and national economic conditions. In 1993, average Lanham System premium service units decreased to approximately 77,732 from an average of approximately 81,931 in 1992 due primarily to a sluggish local and national economic conditions. The cable industry in general has experienced slowing growth of premium service units and Maryland Cable, which has a higher ratio of premium service units to basic subscribers than the industry in general, may be more significantly affected by the slowing growth trend than the industry in general.

Maryland Cable's average premium revenue rate in 1993 and 1992 was $9.69 and $9.47, respectively. The average Lanham System premium revenue rate in 1993 and 1992 was $9.70 and $9.47, respectively. The increases in rates are primarily attributable to the institution of a new pricing structure on September 1, 1993 which increased premium service rates on additional outlets within a household.

Maryland Cable's revenue from pay-per-view services remained constant at approximately $1.7 million in 1993 and 1992. Revenue from advertising sales increased to approximately $1.3 million in 1993 from approximately $1.1 million in 1992. The increase was a result of full staffing in the advertising sales department following a period of staffing shortages.

Maryland Cable's cable television system expenses (which include all expenses other than depreciation and amortization, interest, management fees and expenses, and gain on sale of assets) increased from 59.0% of revenues in 1992 to 59.4% of revenues in 1993. This slight increase is primarily attributable to professional and marketing costs associated with the implementation of pricing and packaging changes required by the 1992 Cable Act on September 1, 1993, offset by decreases in other operating costs. Overall programming costs increased only slightly due to a decline in premium programming costs associated with fewer premium subscriptions.

Maryland Cable's depreciation and amortization expense increased to approximately $15.9 million in 1993 from approximately $15.2 million in 1992. The increase is due to an increase in depreciation expense resulting from capital expenditures.

Maryland Cable's interest expense (after excluding the effect of the intercompany interest related to ML Cable) increased to approximately $28.6 million in 1993 from approximately $27.9 million in 1992. The increase was a result of the accrued interest on Maryland Cable's fully accreted subordinated debt, partially offset by lower market interest rates on senior debt and by the credit against interest expense resulting from the forgiveness of the Default Interest Notes and related accrued interest.
1992 vs. 1991

For the year ended December 31, 1992, Maryland Cable incurred a net loss of approximately $28.5 million as compared to a net loss of approximately $67.8 million for the same period in 1991. This decrease in net loss is primarily due to a nonrecurring $40.0 million write-down of goodwill in 1991, as well as lower interest expense and higher operating profit. These items were partially offset by higher depreciation and amortization expense.

Maryland Cable's operating revenue increased to approximately $41.8 million for the year ended December 31, 1992 from approximately $40.2 million for the year ended December 31, 1991. This revenue increase was a net result of price increases in basic services, and increases in the number of basic subscribers, partially offset by lower premium service revenue due to fewer premium subscribers, and lower pay-per-view revenue attributable to fewer special events.

The number of basic subscribers increased to 78,732 at December 31, 1992 from 76,984 at December 31, 1991 due to passing additional homes with cable plant. The average number of basic subscribers for 1992 increased to 77,511 from 75,930 for 1991. The average basic revenue per subscriber per month increased to $29.56 in 1992 from $27.38 in 1991 and the average total revenue per subscriber per month increased to $44.86 in 1992 from $44.01 in 1991, both increases due primarily to price increases in basic services.

Premium service units decreased to 82,090 (104% premium unit to basic subscriber ratio) at December 31, 1992 from 86,027 (112% premium unit to basic subscriber ratio) at December 31, 1991. The number of average premium units for 1992 decreased to 84,344 in 1992 from 90,154 in 1991. These declines are attributable to weak national and local economic conditions, and price increases in basic services. The average premium revenue rate for 1992 and 1991 was $9.47 and $9.49, respectively. Maryland Cable expects to continue to experience declines in premium service units.

Revenue from pay-per-view service decreased 18% to approximately
$1.7 million in 1992 from approximately $2.1 million in 1991.
This decrease is primarily attributable to fewer special events available for viewership in 1992 than in 1991.

Revenue from advertising sales increased 18% to approximately
$1.1 million in 1992 from approximately $1.0 million in 1991, as a result of in-house marketing efforts.

Cable television system expenses (which include all expenses other than depreciation, amortization, interest, management fees and expenses and related expenses) decreased as a percentage of revenue to 59% in 1992 compared to 61% in 1991. The principal factors for the decrease in cable television system expenses as a percentage of revenues were: reduced technical costs due to replacing contract labor with less expensive in-house labor, and reduced system supplies and maintenance costs following an extensive plant improvement project conducted during 1991; and reduced marketing costs due to scaling back promotional activities in order to conserve cash (see discussion of liquidity). Bad debt expense declined significantly for the second straight year as a result of implementing stricter credit and collection policies during 1990. Pay-per-view programming costs declined due to fewer special events occurring in 1992 than in 1991. These expense reductions were offset by increases in certain costs which vary directly with revenue or subscribers, such as basic programming and franchise fees.

Interest expense (after excluding the effect of the intercompany interest related to ML Cable) decreased to approximately $27.9 million in 1992 from approximately $29.5 million in 1991, due to non-recurring default interest charged on the senior debt in 1991, lower market rates in 1992 than in 1991, and the expiration of an interest rate swap in December, 1991, offset partially by greater accretion of the original issue discount on the Discount Notes.

Depreciation and amortization expense increased to approximately $15.2 million in 1992 from $12.2 million in 1991 as a result of: the amortization of costs incurred in connection with the Amended Credit Agreement which was entered into at the end of the third quarter of 1991; a change in the estimated useful life of deferred financing costs in the fourth quarter of 1991 from a remaining life of 7 years to a remaining life of 2 years; and the change in the estimated useful life of goodwill in the fourth quarter of 1991 from a life of 40 years to a life of 20 years.


Statement of Financial Accounting Standards No. 112

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" "SFAS No. 112". This pronouncement, effective in the first quarter of 1994, establishes accounting standards for employers who provide benefits to former or inactive employees after employment, but before retirement. These benefits include, but are not limited to, salary-continuation, disability related benefits including workers' compensation, and continuation of health care and life insurance benefits. The statement requires employers to accrue the obligations associated with service rendered to date for employee benefits accumulated or vested where payment is probable and can be reasonably estimated. The effect of adopting SFAS No. 112 will not be material on Registrant's financial condition and results of operations.

Item 8.   Financial Statements and Supplementary Data

               TABLE OF CONTENTS
                                                      Page
      ML Media Opportunity Partners, L.P.

Independent Auditors' Report                           83-84

Consolidated Balance Sheets as of December 31,
1993 and December 31, 1992                             85-86

Consolidated Statements of Operations for the
years ended December 31, 1993, December 31, 1992
and December 31, 1991                                  87-88

Consolidated Statements of Cash Flows for the
years ended December 31, 1993, December 31, 1992
and December 31, 1991                                  89-92

Consolidated Statements of Changes in Partners'
Capital (Deficit) for the years ended December
31, 1993, December 31, 1992 and December 31,
1991                                                      93

Notes to the Consolidated Financial Statements
for the years ended December 31, 1993, December
31, 1992 and December 31, 1991                        94-143

Schedule III - Condensed Financial Information
of Registrant as of December 31, 1993, December
31, 1992  and December 31, 1991                      144-150

Schedule V - Property, Plant and Equipment as of
December 31, 1993, December 31, 1992 and
December 31, 1991                                        151

Schedule VI - Accumulated Depreciation of
Property, Plant and Equipment as of December 31,
1993, December 31, 1992 and December 31, 1991            152

Schedule VIII - Accumulated Amortization of
Intangible Assets and Deferred Charges as of
December 31, 1993, December 31,1992, and
December 31, 1991                                        153

Schedule X - Supplementary Income Statement
Information for the years ended December 31,
1993, December 31, 1992 and December 31, 1991            154


Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.
INDEPENDENT AUDITORS' REPORT


ML Media Opportunity Partners, L.P.:

We have audited the accompanying consolidated financial statements and the related financial statement schedules of ML Media Opportunity Partners, L.P. (the "Partnership") and its affiliated entities, listed in the accompanying table of contents. These financial statements and financial statement schedules are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its affiliated entities at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2, subsequent to December 31, 1993, Maryland Cable Holdings Corp. ("Holdings") and its wholly-owned subsidiary, Maryland Cable Corp., filed a plan of reorganization under Chapter 11 of the Federal Bankruptcy Code. Holdings, a majority-owned entity, has total assets and operating revenues comprising 70 percent and 70 percent, respectively, of the Partnership's consolidated assets and operating revenues in the accompanying 1993 consolidated financial statements. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to partners' capital accounts, the effect of any changes in the capitalization of the Partnership; or (d) as to the operations, the effect of any changes that may be made in its business. The outcome of these matters is not presently determinable.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Partnership's operations have incurred recurring net losses which have resulted in a partners' deficit. In addition, if the Partnership is unsuccessful in completing debt restructurings, it will not be able to satisfy its ongoing obligations. The ultimate outcome of the foregoing cannot presently be determined and these circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. Accordingly, the consolidated financial statements do not include adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.



DELOITTE & TOUCHE
New York, New York
March 22, 1994


ML MEDIA OPPORTUNITY PARTNERS, L.P. CONSOLIDATED BALANCE SHEETS
         AS OF DECEMBER 31, 1993 AND DECEMBER 31, 1992

                          Notes       1993            1992
ASSETS:
Cash and cash
  equivalents                1,2    $  4,978,035   $  9,801,975
Accounts receivable
  (net of allowance for
  doubtful accounts of
  $405,692 at December
  31, 1993 and $275,340
  at December 31, 1992)                5,173,106      2,293,837
Prepaid expenses and
  deferred charges
  (net of accumulated
  amortization of
  $11,990,712 at
  December 31, 1993,
  and $7,828,872 at
  December 31 1992)            1       3,140,868      4,928,377
Property, plant and
  equipment(net of
  accumulated
  depreciation of
  $42,681,054 at
  December 31, 1993 and
  $24,821,936 at
  December 31, 1992)       1,2,4      51,065,834     50,291,411
Intangible assets (net
  of accumulated
  amortization of
  $85,360,574 at
  December 31, 1993 and
  $63,989,829 at
  December 31, 1992)       1,2,5     121,975,677     96,768,568
Investment in joint
  ventures and common
  stock                   1,8,10       1,261,666        727,128
Production costs and
  other assets               1,2       3,555,438      4,966,646
TOTAL ASSETS                   6   $ 191,150,624  $ 169,777,942





                               (Continued on the following page)

ML MEDIA OPPORTUNITY PARTNERS, L.P. CONSOLIDATED BALANCE SHEETS
         AS OF DECEMBER 31, 1993 AND DECEMBER 31, 1992
                          (continued)
                          Notes       1993            1992
LIABILITIES AND
  PARTNERS' DEFICIT:
Liabilities:
Borrowings                   2,6   $ 285,623,555   $ 232,112,727
Accounts payable and
  accrued liabilities                 16,354,374       9,723,892
Net liabilities of
  discontinued
  operations                  15               -         185,611
Deferred revenue               1               -       4,247,495
Subscriber and other
  advance payments                       429,387         520,375
Total Liabilities                    302,407,316     246,790,100
Commitments and
  Contingencies          2,3,6,7
Minority interest              3          99,854          26,969
Partners' Deficit:
General Partners:
Capital contributions,
  net of offering
  expenses                  1         1,019,428        1,019,428
Cumulative loss                     (2,112,501)      (1,769,327)
                                    (1,093,073)        (749,899)
Limited Partners:
Capital contributions,
  net of offering
  expenses
  (112,147.1 Units of
  Limited Partnership       1       100,914,316      100,914,316
  Interest)
Tax allowance cash
  distribution                      (2,040,121)      (2,040,121)
Cumulative loss                   (209,137,668)    (175,163,423)
                                  (110,263,473)     (76,289,228)
Total Partners' Deficit           (111,356,546)     (77,039,127)
TOTAL LIABILITIES AND
  PARTNERS' DEFICIT               $ 191,150,624    $ 169,777,942

See Notes to Consolidated Financial Statements

                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992
                         AND DECEMBER 31, 1991
                            Year Ended     Year Ended      Year Ended
                           December 31,   December 31,    December 31,
                    NOTE         1993           1992            1991
                      S

Operating Revenues      1  $ 62,453,885    $ 52,143,892    $ 42,041,854


Operating Expenses:
Property operating
 expenses                    29,730,657      26,515,117      17,697,058
General and
 administrative         7    13,376,340       9,552,676       9,403,245
Depreciation and
 amortization        1,4,    18,837,857      16,548,840      15,349,103
                        5
Management fees         7     3,073,417       2,986,799       2,896,993
Management expense      7     1,197,346         936,356         900,674
Loss on write-down
 of Maryland Cable      2             -               -      40,000,000
Loss on writedown
 of assets              2       515,919               -               -

                             66,731,536      56,539,788      86,247,073
Operating loss from
 continuing
 operations                 (4,277,651)     (4,395,896)    (44,205,219)

Other(Expense)
 Income:
Interest expense        6  (32,469,947)    (28,104,963)    (29,697,998)
Interest income                 209,825         517,769       1,247,852
Other expenses                (170,054)       (140,116)        (74,053)
Gain on sale of
 assets                14     3,952,407               -               -
                           (28,477,769)    (27,727,310)    (28,524,199)
Loss from
 continuing
 operations before
 equity in loss of
 joint ventures and
 minority interest
 share of net loss
 of consolidated
 joint ventures            (32,755,420)    (32,123,206)    (72,729,418)

Equity in loss of
 joint ventures      1,8,   (1,288,838)     (4,720,934)     (5,166,044)
                       13

                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992
                         AND DECEMBER 31, 1991
                              (continued)


                            Year Ended     Year Ended      Year Ended
                           December 31,   December 31,    December 31,
                    NOTE         1993           1992            1991
                      S

Minority interest
 share of net loss
 of consolidated
 joint ventures       3          518,103        479,532               -

Loss from
 continuing
 operations                 (33,526,155)   (36,364,608)    (77,895,462)

Loss from
 discontinued
 operations          15        (791,264)    (2,007,742)     (1,345,563)

NET LOSS                   $(34,317,419)  $(38,372,350)   $(79,241,025)

Per Unit of Limited
 Partnership
 Interest:

Loss from
 continuing
 operations                $    (295.96)  $    (321.02)   $    (687.64)

Loss from
 discontinued
 operations                       (6.98)        (17.72)         (11.88)

NET LOSS                   $    (302.94)  $    (338.74)   $    (699.52)

Number of Units                112,147.1      112,147.1       112,147.1



See Notes to Consolidated Financial Statements.

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992
                        AND DECEMBER 31, 1991

                               1993           1992           1991
Cash flows from
operating activities:

Net loss                  $(34,317,419    $(38,372,350)  $(79,241,025)
                                     )

Adjustments to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:

Depreciation and
 amortization               18,837,857       16,548,840     15,349,103

Bad debt reserve
 adjustment                          -                -              -

Accretion of original
 issue discount             19,665,623       19,652,226     16,946,541

Equity in loss of joint
 ventures                    1,288,838        4,720,934      5,166,044

(Gain) Loss on sale of
 assets                    (3,952,407)                -        225,000

Loss on write-down of
 assets                        515,919                -              -

Increase in minority
 interest                       76,667                -              -

Loss on write-down of
 Maryland Cable                      -                -     40,000,000

Minority interest share
 of net loss                 (518,103)        (479,532)              -

Change in operating
 assets and liabilities
 (net of effects of
 acquisition):

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992
                        AND DECEMBER 31, 1991

                               1993           1992           1991
(Increase) decrease in
 accounts receivable           786,816          204,749      (691,750)

Decrease in interest
 receivable                          -                -         64,475

(Increase) decrease in
 prepaid expenses and
 deferred charges            (999,609)           16,749    (1,509,309)

(Increase) decrease in
 production costs and
 other assets                2,871,751      (1,799,525)              -

Increase (decrease) in
 accounts payable and
 accrued liabilities           398,236      (1,721,804)      6,567,835

Increase (decrease) in
 subscriber and other
 advance payments             (86,395)          399,872       (41,584)


                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992
                        AND DECEMBER 31, 1991
                             (continued)

                                1993          1992           1991

(Decrease) increase in
 deferred revenue            (4,247,495       2,343,176       290,714
                                      )
Net cash provided by (used
 in)operating activities        320,279     1,513,335       3,126,044


Cash flows from investing
activities:
Purchase of  property,
 plant and equipment        (5,266,736)     (5,672,494)   (5,067,978)
Proceeds from sale of
 property, plant and
 equipment                   10,229,746               -             -
Increase in intangible
 assets                         (2,630)       (144,379)     (556,371)
Other                                 -       1,211,132             -
Investment in joint                   -       (168,750)   (3,922,083)
ventures
Investment in GCC stock and
 note receivable                      -     (2,000,011)             -
Proceeds from
 redemption/sale of
 note/rights                    100,000         596,172       275,000

Net cash used in investing
activities                    5,060,380     (6,178,330)   (9,271,432)




                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992
                        AND DECEMBER 31, 1991
                             (continued)


                                1993           1992          1991
Cash flows from financing
activities:
Principal payments on bank
 loans                       (10,204,599)     (110,407)   (7,078,721)
Capital contributions by
 minority joint venture
 partners                               -       506,500             -

Net cash (used in) provided
 by financing activities     (10,204,599)       396,093   (7,078,721)

Net decrease in cash and
cash equivalents              (4,823,940)   (4,268,902)  (13,224,109)

Cash and cash equivalents
 at beginning of year           9,801,975    14,070,877    27,294,986

Cash and cash equivalents
 at end of year               $ 4,978,035  $  9,801,975  $ 14,070,877



Supplemental Disclosure of Non-Cash Investing and Financing
Activities:

Effective in 1992, the Partnership controls the operations of Paradigm and consolidates its ownership interest in Paradigm.

Effective in 1993, the Partnership controls the operations of TCS and as a result consolidated TCS's total assets and total liabilities.

Effective July 1, 1993, the Partnership sold the business and assets of IMPLP and Intelidata.

Effective September 30, 1993, Maryland Cable consummated the sale of the Leesburg System.

See Notes to Consolidated Financial Statements.

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
      FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992,
                        AND DECEMBER 31, 1991

                          General         Limited
                          Partner         Partners         Total

Balance, December 31,
 1990                     $   426,234    $ 40,148,014    $ 40,574,248

1991:

Net Loss                    (792,410)    (78,448,615)    (79,241,025)


Partners' Deficit at
 December 31, 1991       $  (366,176)  $ (38,300,601)  $ (38,666,777)

1992:

Net Loss                    (383,723)    (37,988,627)    (38,372,350)

Partners' Deficit at
 December 31, 1992       $  (749,899)  $ (76,289,228)  $ (77,039,127)

1993:

Net Loss                    (343,174)    (33,974,245)    (34,317,419)

Partners' Deficit at
 December 31, 1993       $(1,093,073)  $(110,263,473)  $(111,356,546)





See Notes to Consolidated Financial Statements.

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 31, 1992, AND
                        DECEMBER 31, 1991


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ML Media Opportunity Partners, L.P. (the "Partnership"), was formed and the Certificate of Limited Partnership was filed under the Delaware Revised Uniform Limited Partnership Act on June 23, 1987. Operations commenced on March 23, 1988 with the first closing of the sale of units of limited partnership interest. Media Opportunity Management Partners (the "General Partner") is a joint venture, organized as a general partnership under New York law, between RP Opportunity Management, L.P., a limited partnership under Delaware law, and ML Opportunity Management Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. The General Partner was formed for the purpose of acting as general partner of the Partnership. The General Partner's total capital contribution was $1,132,800 at December 31, 1993 which represents 1% of the total Partnership capital contributions.

Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership, the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The limited partners are not liable for the obligations of the Partnership in excess of the amount of their contributed capital.

The purpose of the Partnership is to acquire, finance, hold, develop, improve, maintain, operate, lease, sell, exchange, dispose of and otherwise invest in and deal with media businesses and direct and indirect interests therein.

As of December 31, 1993, the Partnership's primary investments consisted of:

    90% ownership of Maryland Cable Holdings Corp. ("Holdings"), which wholly-owns Maryland Cable Corp. ("Maryland Cable"), which in turn owns cable television systems serving northern
    Prince George's County, Maryland (the "Maryland Cable
    Systems" or the "System");

    99% ownership of ML Cable Partners, which holds a participation in the senior bank debt of Maryland Cable (see
    Note 2);

    Ownership of 351,665 shares of common stock (an ownership percentage of approximately 4.2%) of General Cellular
    Corporation ("GCC"), a cellular telecommunications operator based in California;

    51% ownership of TCS Television Partners, L.P. ("TCS"), which owns all the outstanding common stock of TCS Television Inc. which owns all the outstanding common stock of Avant Development Corporation and Fabri Development Corporation which own and operate three network affiliated television stations serving Columbus, Georgia; Terre Haute, Indiana and St. Joseph, Missouri;

    100% ownership of WMXN-FM ("WMXN-FM"), a radio station in Norfolk, Virginia;

    50% ownership of Paradigm Entertainment, L.P. ("Paradigm"), a Beverly Hills, California company involved in the production of television and cable programming (see Note 13 regarding the allocation of profits and losses) which owns 52% of Bob Banner Associates Development ("BBAD") based upon capital contributions;

    36.8% ownership of Media Ventures Investments, Ltd.
    ("Investments", formerly Media Ventures International
    Limited, "Media Ventures"), a United Kingdom corporation formed to develop or acquire European media and entertainment companies; and a 13.8% ownership of European
    Media Partners, Ltd. ("EMP, Ltd.");

    100% ownership of the Windsor Systems (the "Windsor Systems" or "Windsor"), cable television systems serving Williamston, North Carolina and surrounding areas.

Basis of Accounting and Fiscal Year

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The Partnership consolidates its interests in Holdings, WMXN-FM, the Windsor Systems, TCS and Paradigm/BBAD. Investments, EMP, Ltd., and GCC are accounted for on the cost method of accounting. The Partnership carried its 41% interest in TCS under the equity method through March 26, 1993 at which date its ownership interest increased to 51%. The Partnership carried its interest in Investments under the equity method of accounting in 1992 and prior years. The Partnership carried its interest in Paradigm under the equity method of accounting in 1991. The fiscal year of the Partnership shall be the calendar year.

See Note 15 regarding the discontinued operations of IMPLP/IMPI and Intelidata.

Certain 1991 and 1992 items have been reclassified to conform to 1993 presentation for discontinued operations.

Barter Transactions

As is customary in the broadcasting industry, the Partnership engages in the bartering of commercial air time for various goods and services. Barter transactions are recorded based on the fair market value of the products and/or services received. The goods and services are capitalized or expensed as appropriate when received or utilized. Revenues are recognized when the commercial spots are aired.

Broadcast Program Rights

The Partnership's television stations' broadcast program rights, included in other assets, represent license agreements for the right to broadcast programs which are available at the balance sheet date. Amortization is recorded on a straight-line basis over the period of the license agreements or upon run usage.

Revenue Recognition

Operating revenue, as it relates to the cable television systems, includes earned subscriber service revenues, and charges for installations and connections. Subscriber services paid in advance are recorded as income as earned.

Revenues from distribution and television licensing agreements are recognized when films are available for telecasting in accordance within the provisions of Statement of Financial
Accounting Standard No. 53.

Production Costs

Film costs are capitalized as incurred. Costs of released productions and residuals are amortized in the proportion that revenue bears to the estimated ultimate revenue for each film.

Property and Depreciation

Property, plant and equipment is stated at cost, less accumulated depreciation. Property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:


 Buildings                                        30 years
 Cable television transmission and
   distribution systems and related equipment   5-12 years
 Other                                           5-7 years

Initial subscriber connection costs, as related to the cable television systems, are capitalized and included as part of the distribution systems. Costs related to disconnects and reconnects are expensed as incurred. Expenditures for maintenance and repairs are charged to operating expense as incurred, and improvements, replacement equipment and additions are capitalized and depreciated over the remaining life of the assets.

Intangible Assets and Deferred Charges

Intangible assets and deferred charges are being amortized on a straight-line basis over various periods as follows:

     Goodwill                 approximately 20-40 years
     Franchise                life of the franchise
     Other Intangibles        various
     Deferred Charges         3-10 years

The Partnership periodically evaluates the recoverability of goodwill using consistent objective methodologies. Such methodologies may include recoverability from cash flows, recoverability from operating income, recoverability from net income or fair value determination.

Change in Estimated Useful Life

Concurrent with the write-down in 1991 of intangible assets (goodwill) for Maryland Cable, the estimated useful life of goodwill was changed in the fourth quarter of 1991 from a life of 40 years to a life of 20 years. The effect of this change in accounting estimate was to increase the 1991 amortization expense and net loss by $592,000 ($5.23 per unit of limited partnership interest).

Income Taxes

No provision for income taxes has been made for the Partnership because all income and losses are allocated to the partners for inclusion in their respective tax returns. However, the Partnership owns corporations which are consolidated in the accompanying financial statements which are taxable entities.

Effective January 1, 1993, the corporations owned by the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). For the corporations owned by the Partnership which are consolidated in the accompanying financial statements, SFAS No. 109 requires the recognition of deferred income taxes for the tax consequences of differences between the bases of assets and liabilities for income tax and financial statement reporting, based on enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For the Partnership, SFAS No. 109 requires the disclosure of the difference between the tax bases and the reported amounts of the Partnership's assets and liabilities (see Note 12).

Interest Rate Exchange Agreement

The differential to be paid or received on the interest rate exchange agreement is accrued and recognized over the life of the agreement.

The Partnership was exposed to credit loss in the event of non-performance by the other parties to interest rate exchange agreements in connection with Maryland Cable's Amended Credit Agreement during 1992 and 1993; however, this interest rate exchange agreement expired in December 1993.

Statement of Cash Flows

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents. Interest paid in 1993, 1992 and 1991 was $10,708,585, $10,192,232 and $9,571,120,
respectively.

Statement of Financial Accounting Standards No. 112

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). This pronouncement, effective in the first quarter 1994, establishes accounting standards for employers who provide benefits to former or inactive employees after employment, but before retirement. These benefits include, but are not limited to, salary-continuation, disability related benefits including workers' compensation, and continuation of health care and life insurance benefits. The statement requires employers to accrue the obligations associated with service rendered to date for employee benefits accumulated or vested where payment is probable and can be reasonably estimated. The effect of adopting SFAS No. 112 will not be material on the Partnership's financial positions and results of operations.

2.   Liquidity

At December 31, 1993, the Partnership had approximately
$4,978,035 in cash and cash equivalents, of which $1,456,352 was limited for use at the operating level and $3,521,683 was the Partnership's working capital.

At December 31, 1992, the Partnership had approximately
$9,801,975 in cash and cash equivalents, of which $3,132,465 was limited for use at the operating level and $6,669,510 was the Partnership's working capital.

Maryland Cable

Proposed Restructuring

Maryland Cable is currently in default under its bank credit agreement by virtue of its failure to pay the principal amount of its senior bank debt ($85 million prior to excluding the effect of the participation of ML Cable) on maturity on December 31, 1993. As a result of this default of the senior bank debt, there is also a default under the Discount Notes.

On December 31, 1993, the Partnership, Maryland Cable, Holdings and ML Cable Partners entered into an agreement (the "Exchange Agreement") with Water Street Corporate Recovery Fund I, L.P. (the "Water Street Fund") providing for the restructuring of Maryland Cable. The Water Street Fund holds approximately 85% of the outstanding principal amount of the 15-3/8% Senior Subordinated Discount Notes due 1998 (the "Discount Notes") of Maryland Cable, which, as described below, are currently in default. Also, as of December 31, 1993, another holder of the Discount Notes (representing 7% of the outstanding principal amount) joined in the Exchange Agreement.

Pursuant to the Exchange Agreement, the Water Street Fund and the other holders of the Discount Notes would exchange their Discount Notes and their Class B Common Stock of Holdings (see
Note 3) for all of the partnership interests of a newly formed limited partnership ("NEWCO") that would acquire all of the assets of Maryland Cable, subject to the liabilities of Maryland Cable. The Partnership would receive an aggregate of $2,670,000 in satisfaction of the $3,600,000 in Subordinated Promissory Notes held by the Partnership, plus accrued interest of approximately $2.7 million, and the $5,379,833 in deferred management fees payable to the Partnership, and $100 for its Common Stock of Holdings. ML Cable Partners, which is 99% owned by the Partnership, would receive payment in full of the $6,830,000 participation that it holds in the senior bank debt of Maryland Cable (see Note 6). In addition, the Partnership would be paid at closing a management fee for managing the Maryland Cable Systems from January 1, 1994 to the date on which all the terms of the Exchange Agreement are satisfied, based on the gross revenues of the Systems during that period. If, prior to the satisfaction of all of the terms of the Exchange Agreement, holders of the Discount Notes transfer a majority of the outstanding principal amount of the Discount Notes, the Partnership would receive an additional payment equal to 5% of the amount by which the Value (as defined) of the Systems exceeds $180,000,000. The Exchange Agreement also provides for a payment of $500,000 to MultiVision (see Note 7)in settlement of severance and other costs relating to the termination of MultiVision as manager.

The Exchange Agreement is subject to numerous conditions, including approval by the holders of at least 99% of the aggregate principal amount of the Discount Notes, the consent of the franchising authorities and the Federal Communications Commission and to the transfer of the Systems to NEWCO, NEWCO borrowing $100,000,000 to be used to repay Maryland Cable's senior bank debt, and the agreement from the holders of the senior bank debt to accept payment of the principal amount of the senior bank debt and accrued interest thereon, and no additional fees, interest or other payments for agreeing to extend the maturity of the senior bank debt beyond December 31, 1993.

As of March 10, 1994, the requisite approvals from the holders of the Discount Notes and the senior bank debt had not been received. As a result, as provided in the Exchange Agreement, on March 10, 1994, Maryland Cable and Holdings filed a consolidated plan of reorganization of Maryland Cable and Holdings (the "Prepackaged Plan") under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court-Southern District of New York. This filing included a "Prepackaged Plan", to which the requisite majority of all impaired creditors other than the holders of the senior debt had consented. Under the Prepackaged Plan, the Partnership would receive materially the same aggregate consideration as it would receive under the terms of the Exchange Agreement.

The Prepackaged Plan filed differs from the Exchange Agreement most significantly in the treatment of the secured bank debt of Maryland Cable. Under the Prepackaged Plan, each holder of Maryland Cable's bank debt would receive deferred cash payments pursuant to newly issued promissory notes in a principal amount equal to their proportionate share of the total bank debt, bearing interest at the same rate as provided for in the original Amended Credit Agreement with a maturity date of December 31, 1998 (the original maturity date under the Amended Credit Agreement). Maryland Cable and the agent for the holders of Maryland Cable's bank debt are currently negotiating revised terms for these newly issued promissory notes, however, there is no assurance that Maryland Cable and the agent will reach agreement on these terms. The Exchange Agreement provided for a forbearance by the holders of the bank debt under the Amended Credit Agreement and the refinancing or repayment of all outstanding bank debt obligations upon closing.

There is no assurance that the Prepackaged Plan as filed will be approved or that the proposed restructuring described in the Prepackaged Plan will be consummated.

On January 18, 1994, as a result of the defaults under the senior bank debt, the holders of the senior bank debt exercised their rights under events of default to collect Maryland Cable's lockbox receipts and apply such receipts towards the repayment of the outstanding senior bank debt, related accrued interest, and fees and expenses. As of March 9, 1994, one day prior to the filing of the Prepackaged Plan, the holders of the senior bank debt applied approximately $4,800,000 in lockbox receipts towards the repayment of the outstanding senior bank debt, related accrued interest, and fees and expenses.

The Partnership is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions on the Prepackaged Plan (see below).

Impact of Cable Legislation

The future liquidity of the Partnership's cable operations, Maryland Cable and Windsor, is likely to be negatively affected by recent and ongoing changes in legislation governing the cable industry. The potential impact of such legislation on the Partnership is described below.

On October 5, 1992, Congress overrode the President's veto of the Cable Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which imposes significant new regulations on the cable television industry. The 1992 Cable Act required the development of detailed regulations and other guidelines by the FCC, most of which have now been adopted but remain subject to petitions for reconsideration before the FCC and/or court appeals.

On May 3, 1993, the FCC released a Report and Order relating to the regulation of rates for certain cable television programming services and equipment. These rules establish certain benchmarks which will enable local franchise authorities to require rates for "basic service" (minimally, local broadcast and access channels) and the FCC (upon receipt of individual complaints) to require rates for certain satellite program services (excluding premium channels) to fall approximately 10% from September 30, 1992 levels, unless the cable operator is already charging rates that are at a so-called "competitive" benchmark level or it can justify a higher rate based on a cost-of-service showing. Rates of all regulated cable systems will then be subject to a price cap that will govern the extent to which rates can be raised in the future without a cost-of-service showing. Several other key matters are still pending before the FCC that will ultimately shape and complete this new regulatory framework for cable industry rates. For example, in a complicated multi-faceted document released on August 27, 1993, the FCC simultaneously:
(1) issued a First Order on Reconsideration of the foregoing May 3 rate order (confirming or clarifying certain benchmark rate methodology issues); (2) adopted a Second Report and Order (deciding to continue to include systems with less than 30% penetration in the universe of systems whose rates were used to establish benchmarks, a decision that, if unchanged, avoids a potentially downward adjustment of the previously announced benchmark rates); and (3) issued a Third Notice of Proposed Rulemaking (addressing such "going forward" issues as how cable rates should be modified when channels are added or deleted, how costs incurred for rebuilds should be treated, and whether cable operators should be required to use the same methodology to determine rates for both basic and expanded basic tiers). In addition, a separate yet related rulemaking proceeding was initiated by the FCC on July 16, 1993 to establish the proposed standards and certain other ground rules for cost-of-service showings by cable operators seeking to justify cable rates in excess of the FCC prescribed benchmark/price cap levels. While continuing to express a strong preference for its benchmark approach, the FCC's "Notice of Proposed Rulemaking" in this proceeding outlines an alternative regulatory scheme that would combine certain elements of traditional ratebase/rate of return regulation with a more streamlined approach uniquely tailored to the cable industry. Comments in response to both the Third Notice of Proposed Rulemaking and the separate cost-of-service rulemaking were received by the FCC on or before October 7, 1993. In the meantime, the FCC's overall cable service rate regulation rules took effect on September 1, 1993, and the industry-wide freeze on rates for regulated cable service remains in effect until May 15, 1994. Furthermore, by Order released September 17, 1993, the FCC initiated an industry-wide survey of cable rate changes and service restructuring as of the starting date of its rate freeze (April 5, 1993) and the effective date of rate regulation (September 1, 1993) in order to gauge the early effectiveness of its cable rate regulations. The results of this survey, which could further impact rate regulation actions by the FCC, were announced on February 22, 1994 (see below).

In addition to the rate reregulation described above, among other things, the 1992 Cable Act provides that certain qualified local television stations may require carriage by cable operators, or elect to negotiate for payment of fees or other forms of compensation by the cable operator to the stations in exchange for allowing retransmission of their signals. The deadline for making such elections was June 17, 1993. Negotiations between cable operators and those television stations which elected to pursue retransmission agreements were carried out between the foregoing election date and October 6, 1993, the deadline under the 1992 Cable Act for obtaining retransmission consent. If some type of agreement (either final or interim pending further negotiations) was not reached by October 6, 1993, cable operators could have been forced to discontinue carriage of those television stations which elected to pursue retransmission consent (see below).

On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. Based on FCC news releases dated February 22, the FCC's major actions include the following: (1) a modification of its benchmark methodology in a way which will effectively require cable rates to be reduced, on average, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level, or to the new benchmark, whichever is less; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order. Several weeks earlier, and partly in anticipation of these actions, the FCC extended its industry-wide freeze on rates for regulated cable services until May 15, 1994. It is expected that the new benchmark standards and cost-of-service rules will become effective prior to the current termination date of the rate freeze.

In its May 1993 Rate Order the FCC exempted from rate regulation the price of packages of "a-la-carte" channels if certain conditions were met. Upon reconsideration, however, the FCC on February 22, 1994 effectively tightened its regulatory treatment of a-la-carte packages by establishing more elaborate criteria designed to ensure that such practices are not employed so as to unduly evade rate regulation. Now, when assessing the appropriate regulatory treatment of a-la-carte packages, the FCC will consider, inter alia, the following factors as possibly suggesting that such packages do not qualify for non-regulated treatment: whether the introduction of the package avoids a rate reduction that otherwise would have been required under the FCC's rules; whether an entire regulated tier has been eliminated and turned into an a-la-carte package; whether a significant number or percentage of the a-la-carte channels were removed from a regulated service tier; whether the package price is deeply discounted when compared to the price of an individual channel; and whether the subscriber must pay significant equipment or other charges to purchase an individual channel in the package. In addition, the FCC will consider factors that will reflect in favor of non-regulated treatment such as whether the channels in the package have traditionally been offered on an a-la-carte basis or whether the subscriber is able to select the channels that comprise the a-la-carte package. A-la-carte packages which are found to evade rate regulation rather than enhance subscriber choice will be treated as regulated tiers, and operators engaging in such practices may be subject to forfeitures or other sanctions by the FCC.

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost of service proceedings initiated by cable operators. Operators who elect to pursue cost of service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25%. It has also determined that acquisition costs above book value are presumptively excluded from the rate base. At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost of service showing, except that, once rates have been set pursuant to a cost of service approach, cable operators may not file a new cost of service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost of service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things, it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service.

The Partnership is currently unable to assess the full impact of the 1992 Cable Act upon its business prospects or future financial results. However, the rate reductions mandated by the FCC in May of 1993, have had, and will most likely continue to have a detrimental impact on the revenues and profits of the Partnership's cable television operations. Although the impact of the 1992 Cable Act cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law may have a material negative impact on the financial condition, liquidity, and value of the Partnership.

As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, the Partnership's cable properties, on a franchise by franchise basis, were required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. The Partnership took certain actions to seek to defray some of the resulting revenue declines, which among others included instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by the Partnership's cable systems, the rate regulation required by the 1992 Cable Act had a detrimental impact on the revenues and profits of the Partnership's cable systems. In addition, the Partnership is currently unable to determine whether its a-la-carte restructuring is in accordance with the terms of the February 22, 1994 FCC action. The further rate reduction mandated by the February 22, 1994 FCC action and any limits imposed by such action on a-la-carte pricing are likely to have a further detrimental impact on those revenues and profits.

By the October 6 deadline (noted above), the Partnership's Maryland Cable Systems and Windsor Systems had reached agreement with all broadcast stations within their service areas electing retransmission consent. In some cases, these agreements obligate the Maryland Cable Systems and the Windsor Systems to carry additional programming services affiliated with the broadcast stations. The costs of these additional program services will not be material to the operations of the Maryland Cable Systems or the Windsor Systems.

WMXN-FM

During 1993, WMXN-FM generated sufficient revenues to cover its operating costs (before management fees).

The Partnership entered into an Option Agreement, effective January 25, 1994, with U.S. Radio, Inc. ("U.S. Inc."), a Delaware corporation, and an affiliated entity, U.S. Radio, L.P. ("U.S. Radio"), a Delaware limited partnership, neither of which is affiliated with the Partnership. Pursuant to the Option Agreement, the Partnership granted U.S. Inc. an option (the "Call") to purchase substantially all of the assets of WMXN-FM (the "Assets") for a cash price of $3.5 million at any time prior to January 15, 1995. Also pursuant to the Option Agreement, U.S. Inc. granted the Partnership the option (the "Put") to sell the Assets to U.S. Inc. for a cash price of $3.5 million at any time (a) within 30 days after the expiration of the Call or (b) within 30 days of the termination by the Partnership of the LMA (see below) as a result of a material breach of the LMA by U.S. Radio. If the Call or Put is exercised, the Partnership and U.S. Inc. will immediately revise as necessary and execute an Asset Purchase Agreement which is an exhibit to the Option Agreement. If the Call or Put is timely exercised but U.S. Inc. fails to execute the Asset Purchase Agreement, then, subject to certain conditions, the Partnership may elect to cause U.S. Radio to sell its radio stations WOWI-FM, in Norfolk, Virginia, and WSVY-AM in Portsmouth, Virginia, together with WMXN-FM (collectively, the "Stations"), with the first $3.5 million of proceeds, less transaction costs, from such sale to be retained by the Partnership. The acquisition of WMXN-FM by U.S. Inc., and/or the sale of the Stations, is subject to the prior approval of the FCC. There can be no assurance that the sale of WMXN-FM or the sale of the Stations will be consummated.

Effective January 31, 1994, the Partnership entered into a Time Brokerage Agreement (the "LMA") with U.S. Radio. The LMA calls for the Partnership to make broadcasting time available on WMXN-FM to U.S. Radio and for U.S. Radio to provide radio programs to be broadcast on WMXN-FM, subject to certain terms and conditions, including the rules and regulations of the FCC. In exchange for providing broadcasting time to U.S. Radio, the Partnership will receive a monthly fee approximately equal to its cost of operating WMXN-FM. The LMA will continue until the earlier of: (i) March 1, 1995 (if neither the Call nor Put has been exercised); (ii) the consummation of the acquisition of WMXN-FM by U.S. Inc. pursuant to the Option Agreement; or (iii) the consummation of a joint sale of the Stations.

The Partnership may choose to advance additional funds to WMXN-
FM if any are required; however, the Partnership has no obligation to advance any additional funds to WMXN-FM and WMXN-
FM has no borrowed funds.

TCS

As of December 31, 1993, TCS was in default of covenants under the note agreements (see Note 6) and failed to make a scheduled principal payment of $500,000 due February 28, 1994. In addition, TCS expects to default on the majority of its scheduled principal payments for the remainder of 1994 as well as in 1995. TCS is engaged in negotiations with its note holders, although the outcome of these negotiations cannot be predicted at this time. While TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the right to foreclose on the assets of TCS, but not the other assets of the Partnership.

During the final quarter of 1992, TCS concluded that there had been an impairment of the value of the enterprise and, as a result, wrote-down its intangible assets (goodwill) by a total of $6 million, which resulted in the Partnership's $2,460,000 share of this write-down.

See Note 13 for further discussion related to TCS.

Paradigm/BBAD

Paradigm and/or BBAD are not currently producing a sufficient number of television programs to cover overhead costs indefinitely, although the Partnership has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992. Paradigm and/or BBAD have taken several steps to reduce operating costs, primarily by reducing the number and compensation of employees. However, Paradigm and/or BBAD did not operate profitably during 1993, and are currently dependent on outside sources, primarily Associates, to finance Paradigm's and/or BBAD's monthly operating costs. The Partnership has elected not to fund such operating costs. The Partnership has no obligation to advance any additional funds to Paradigm and/or BBAD and actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs, but was unable to identify such a partner. Paradigm and/or BBAD have no liability for borrowed funds. Registrant is negotiating with Associates the terms of an agreement under which Paradigm would retain the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD would be assigned to Associates, and Paradigm would retain a percentage interest in all such projects and concepts. In any event, the Partnership will most likely recover only a nominal portion, if any, of its original investment in Paradigm and/or BBAD. Due in part to the Partnership's unwillingness to advance additional funds to fund the continuing operating losses and possible winding down of Paradigm's and BBAD's operating activities, the Partnership recorded in the second quarter of 1993 a writedown of approximately $516,000 of certain assets of Paradigm and BBAD to reduce the Partnership's net investment to a net realizable value of zero. (see Note 13 for further discussion).

Windsor

The Partnership must make equal monthly payments of principal and interest on the ten-year Windsor Note (see Note 6) issued in connection with the acquisition of Windsor. The outstanding principal balance of the Windsor Note as of December 31, 1993 was $1,981,654. In July, 1992, the Partnership began making monthly payments on the Windsor Note which were sufficient to pay all interest due; however, those payments were not sufficient to pay all of its scheduled monthly installments of principal; the Partnership is therefore in default of the Windsor Note. On June 23, 1992, the holder of the Windsor Note gave the Partnership notice of default, and informed the Partnership that it has the ability to accelerate the maturity of the indebtedness and foreclose on the assets of Windsor (but not the other assets of the Partnership). During 1993, Windsor's operations did not generate sufficient cash to service fully its scheduled installments on the Windsor Note. The Partnership does not anticipate advancing any funds to Windsor.

On November 16, 1993, the Partnership entered into an Asset Purchase Agreement with Tar River Communications, Inc. ("Tar River") to sell the assets of the Windsor Systems to Tar River for a base purchase price of $3,240,000, subject to adjustment based on the number of subscribers to the Windsor Systems on the Closing Date and the accounts receivable and accounts payable of the systems on the Closing Date. The sale is subject to various conditions, including consent from the franchising authorities and extensions of the franchises for the Windsor Systems until 10 years after the Closing Date. The closing is currently expected to occur in mid-1994.

The Partnership is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions on the sale of the Windsor systems or the potential timing of such a sale. However, as discussed above, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of the Windsor systems.

Investments and EMP, Ltd.

As of December 31, 1993, Registrant had advanced approximately
$2 million to Investments.

During 1993, EMP, Ltd. and its affiliates continued to distribute television programs. On July 30, 1993, EMP, Ltd. sold its Neomedion shares back to Charles Dawson, while Charles Dawson sold his shares in EMP, Ltd. back to Clarendon. The stock of Neomedion is now controlled 75% by Charles Dawson and 25% by Investments. In addition, after the exchange of shares, EMP, Ltd. was owned 13.8% by the Partnership, 45.6% by Clarendon, and 40.6% by ALP Enterprises.

Investments, EMP, Ltd. and their affiliates are, currently, reliant on their cash balances and/or additional funding from ALP Enterprises or other, as yet unidentified, financing sources to fund their continuing operations. Furthermore, the Partnership expects to advance no further funds to Investments, EMP, Ltd., or their affiliates beyond those funds already advanced. If Investments, EMP, Ltd. and their affiliates are unable to support their operations from current cash balances and/or additional funding from ALP Enterprises or other, as yet unidentified, financing sources, Investments and EMP, Ltd. might be forced to cease their operations. In any event, it is unlikely the Registrant will recover its $2 million investment in Investments. Investments, EMP and EMP, Ltd. have no liability for borrowed funds (see Note 13 for further discussion).

Summary

In summary of the Partnership's liquidity status, of the approximately $3.5 million that the Partnership has available for working capital, a portion may be utilized to support anticipated funding needs, or possible restructurings, as appropriate, of Maryland Cable, TCS and its other investments. The Partnership has no contractual commitment to advance funds to any of these investments except for the commitments described below.

The Partnership, in the appropriate circumstances, will consider utilizing its working capital to fund cash shortfalls or to restructure the debt of certain of its investments. The Partnership is also pursuing the sale of certain investments. Any additional use of the Partnership's working capital to support its existing investments is at the discretion of the Partnership except for commitments made by the Partnership for certain obligations of Maryland Cable (to the extent that Maryland Cable does not discharge those obligations). Although the Partnership has sufficient funds to meet these commitments, it does not have sufficient cash to meet all of the contractual obligations of Maryland Cable, nor does it have sufficient cash to fund indefinitely the cash shortfalls of certain of its other investments. In addition, the recent regulatory changes affecting the cable television industry will likely have a material negative impact on the Partnership's liquidity status.

3.   MINORITY INTEREST

Maryland Cable

The Partnership owns all of the capital stock of Holdings exclusive of the Class B Common Stock (see Notes 2 and 6). The minority interest represents public ownership of the 2,000,000 outstanding shares of Class B Common Stock of Holdings.

Unless prohibited by certain defined events in the Amended Credit Agreement (see Note 6) and the indenture for the Discount Notes, Holdings will be required, within 90 days after November 15, 1994, to offer to repurchase for cash all Class B Common Stock and underlying Common Stock then outstanding in either (i) a single repurchase transaction or (ii) three annual repurchase transactions, in the first two of which it will offer to purchase one-third of the Class B Common Stock and underlying Common Stock outstanding on November 15, 1994, and in the third of which it will offer to purchase all Class B Common Stock and underlying Common Stock then outstanding. The purchase price in each repurchase transaction will be based on the then independently appraised value of the Common Stock.

See Note 2 regarding possible effects of the proposed restructuring of Maryland Cable on the Class B Common Stock.

The minority interest on the balance sheets of the Partnership as of December 31, 1993 and December 31, 1992 is zero for Maryland Cable due to the recognition of losses of minority ownership interests reflected in the prior years.

Paradigm/BBAD

The Partnership's consolidated financial statements include 100% of the assets, liabilities and results of operations of Paradigm and its affiliate, BBAD. The Partnership owns a 50% ownership interest in Paradigm and owns approximately 52% in BBAD through Paradigm based upon capital contributions. The remaining approximate 48% in BBAD is owned by Bob Banner Associates, an entity which is not otherwise affiliated with the Partnership except as a 25% limited partner in Paradigm. The Partnership's net loss was decreased by approximately $518,000 and $429,000 for the years ended December 31, 1993 and December 31, 1992 as a result of the minority interest in BBAD.


TCS

As discussed further in Note 13, on March 26, 1993, the
Partnership's total ownership interest in TCS increased to 51% and thus the Partnership has included TCS in the consolidated financial statements as of December 31, 1993.

No minority interest has been recorded for the period or as of December 31, 1993 due to cumulative losses which have been incurred and the lack of an obligation on the part of the minority shareholder to fund such losses.


4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                               December 31,    December 31,
                                     1993            1992

Land                            $ 3,109,182       $ 1,966,500
Buildings                         8,648,074         2,237,387
Cable distribution systems
 and equipment                   78,594,897        68,175,710
Other                             3,394,735         2,733,750
                                 93,746,888        75,113,347
Less accumulated
 depreciation                  (42,681,054)      (24,821,936)
Property, plant and
 equipment, net                 $51,065,834       $50,291,411


Certain 1993 items include the effects of the consolidation of TCS as of March 26, 1993.


5.   INTANGIBLE ASSETS

Intangible assets consisted of the following:

                               December 31,    December 31,
                                     1993            1992

Goodwill                       $190,736,257      $153,701,951
Franchise Rights                 13,251,181         6,445,241
Other                             3,348,813           611,205
                                207,336,251       160,758,397
Less accumulated
 amortization                  (85,360,574)      (63,989,829)
Intangible assets, net         $121,975,677      $ 96,768,568



Certain 1993 items include the effects of the consolidation of TCS as of March 26, 1993.


6.   BORROWINGS

At December 31, 1993 and December 31, 1992 the aggregate amount of borrowings reflected on the balance sheets of the Partnership is detailed as follows:

                                  December 31,    December 31,
                                        1993            1992
A) Amended Credit
   Agreement/Maryland Cable
   Loan Agreement                 $ 78,236,097      $ 87,265,408
B) Senior Subordinated Discount
   Notes                           162,406,000       142,740,377
C) Windsor Note                       1,981,654         2,106,942
D) Senior Secured Note-TCS           31,323,000             - (1)
E) Senior Subordinated Secured
   Note-TCS                         11,326,804             - (1)
F) Senior Secured Fee Note-TCS
                                       350,000            - (1)
   Total                           $285,623,555      $232,112,727


(1) The Partnership accounted for its interest in TCS under the equity method of accounting in 1992.

A) See Note 2 regarding principal payment defaults under, and the restructuring of, Maryland Cable's debt.

     In connection with the financing of the acquisition of its cable operation, Maryland Cable entered into a credit agreement on November 4, 1988 with a group of financial institutions led by Citibank, N.A. ("the Maryland Cable Loan Agreement"). As a result of Maryland Cable's inability to make scheduled payments under this agreement, on September 6, 1991 Maryland Cable entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") relating to its outstanding senior indebtedness of $92,500,000. Under the Amended Credit Agreement, Maryland Cable's senior lenders waived all defaults under the original Maryland Cable Loan Agreement, changed the maturity date of the loan from September 30, 1998 to December 31, 1993, limited mandatory principal payments due prior to maturity to quarterly installments of $250,000 commencing March 31, 1993, required interest to be paid quarterly until June 1992 and monthly thereafter, and revised certain financial and operating covenants. The loans under the Amended Credit Agreements are secured by liens on essentially all of Maryland Cable's assets and are guaranteed by Holdings, whose guarantee is secured by a pledge of all of Maryland Cable's stock. During 1993 Maryland Cable paid interest at rates equal to 1.25% over Citibank's base rate or 2.25% over LIBOR with respect to $77,500,000, and 3% over Citibank's base rate or 4% over LIBOR with respect to $15,000,000 of its outstanding senior indebtedness subject to its obligations under the interest rate exchange agreement described below.

     The Amended Credit Agreement also provided for the conversion to a note (the "Default Interest Note") of $1,595,408 in default interest that had been incurred as of September 6, 1991. Interest accrued on the Default Interest Note at the rate of 1.25% over Citibank's base rate until September 30, 1993, when the obligation was discharged upon the sale of the Leesburg Systems (see Note
     14). The amount of debt forgiven and related accrued interest was amortized as a reduction of interest expense over the remaining life of the Amended Credit Agreement (through December 31, 1993). The obligation had been scheduled to become due on December 31, 1993.

     The Amended Credit Agreement generally restricts Maryland Cable's abilities regarding investments, dispositions, additional indebtedness, mergers, consolidations, cash distributions and capital expenditures. Borrowings under the Amended Credit Agreement are collateralized by substantially all of the assets of Maryland Cable.

     In connection with the Amended Credit Agreement, Holdings issued Warrants to its senior lenders that are exercisable at any time prior to December 31, 1998 for up to 10% of Holdings' common stock (on a fully-diluted basis) and have antidilution protection. The Warrants are exercisable prior to a restructuring for nominal consideration and after a restructuring for an amount determined pursuant to an agreed formula.

     The Warrants and the common stock issuable upon exercise of the Warrants may be put to Holdings any time after December 31, 1993 or upon certain major corporate events (such as a change of control, a disposition of a substantial amount of Maryland Cable's assets or a repayment of all obligations under the Amended Credit Agreement) and may be called by Holdings upon or after a repayment of all obligations under the Amended Credit Agreement. The price payable upon exercise of a put or a call will be equal to the fair market value of the common stock issued or issuable upon exercise of the Warrants, except that prior to December 31, 1993 the price was to be determined on the basis of an agreed formula.

     On September 6, 1991, the Partnership advanced $6,761,700 to ML Cable, an affiliate controlled by the Partnership, which then purchased a $6,830,000 participation in the Maryland Cable loan from Maryland Cable's senior lenders.

     On December 31, 1988, Maryland Cable entered into a three-year interest rate exchange agreement on a notional amount of $27 million under which Maryland Cable received LIBOR and paid a fixed rate of 9.69%. Maryland Cable also entered into a five-year interest rate exchange agreement on a notional amount of $40 million under which Maryland Cable received LIBOR and paid a fixed rate of 9.745%. In part due to these agreements, the effective interest rate on the borrowings under the Amended Credit Agreement was approximately 5.9% in 1993, 9.15% in 1992 and 11.85% in
     1991.

B) See Note 2 regarding defaults under and the restructuring of Maryland Cable's debt.

     In connection with the financing of the acquisition of its cable operation, Maryland Cable issued approximately $77.5 million of Discount Notes. The Discount Notes will mature on November 15, 1998 with a maturity value of $162,406,000. Semi-annual interest payments are due on each May 15 and November 15, commencing May 15, 1994 at the rate of 15-3/8% per annum. No interest accrued on the Discount Notes until November 15, 1993 other than amortization of the original issue discount which results in an effective interest rate of 15-3/8%. On November 15, 1993, the Discount Notes became redeemable at the option of Maryland Cable, in whole or in part, initially at 104% of the principal amount, then declining 2% each year, ratably, to 100% of the principal amount on or after November 15, 1995, plus accrued interest to the date of redemption. The Discount Notes are subordinate to obligations under the Amended Credit Agreement.

     No dividends have been paid by Maryland Cable to Holdings.
     Such dividends are currently prohibited by the terms of the Amended Credit Agreement and restricted by the indenture for the Discount Notes.

C) In connection with the acquisition of the Windsor Systems, the Partnership issued a note to the seller (the "Windsor Note") for $3,030,000. The Windsor Note is payable over a ten-year period in equal monthly installments of principal and interest, bearing interest at a rate of 9% per annum. Payments under the Windsor Note are collateralized solely by a security interest in the assets of the Windsor Systems. See Note 2 for information regarding defaults under the Windsor Note and information regarding the potential sale of the Windsor Systems.

D-E-F)On June 1, 1990, TCS entered into note purchase agreements, with a group of insurance companies, which provided for senior secured borrowings of $35 million (the "Senior Secured Notes") and subordinated secured borrowings of $10 million (the "Subordinated Notes"). These commitments, as restructured (see below), require mandatory payments each year until 1997. The agreements contain covenants that include requirements to maintain certain financial tests and ratios (including notes to cash flow ratio and interest to cash flow ratio) and restrictions and limitations on capital expenditures, sale of assets, consulting fees, corporate overhead, investments, and leases.

     TCS also entered into a security and pledge agreement dated as of June 1, 1990 with a bank, whereby it is a condition to the purchaser's obligation under the note purchase agreements that TCS grant to the security trustee a security interest in and lien upon (i) all of the capital stock of each corporation which owns or operates one or more stations and (ii) all of TCS's present and future right, title and interest in the subsidiary notes, to secure TCS's indenture obligations.

     On December 14, 1992, TCS negotiated agreements to amend its note agreements. TCS had been unable to generate sufficient funds from operations to fully meet its obligations under its note purchase agreements. The Senior Secured Notes and the Subordinated Notes were amended to reschedule principal payments. In addition, the amended agreements contain certain options for required prepayments and restrictions requiring excess cash to be paid based upon a calculation outlined within the agreements. As payment for a transaction fee, the senior lenders were issued additional notes due May 31, 1997, in the amount of $350,000 (the "Senior Secured Fee Notes"). Also, upon sale of the TCS stations or retirement of the debt, the subordinated lenders will receive compensation equal to 20% (or 25% in some circumstances) of the value of the assets of TCS after subtracting all outstanding debt. All previous defaults under the Senior Secured Notes and the Subordinated Notes were waived.

     Under the amended note agreements, the Senior Secured Notes and the Senior Secured Fee Notes accrue interest at the rate of 10.69% per annum payable on the last day of February, May, August and November. However, TCS has the option to defer payment of interest on the Senior Secured Fee Notes until May 31, 1997. All deferred interest will be compounded quarterly at the stated rate of 10.69%. In addition, the amended loan agreement required accrued interest due through December 14, 1992 on the Subordinated Note of $1,326,804 to be reclassified into the original Subordinated Note amount of $10,000,000. The restated Subordinated Note total of $11,326,804 will accrue interest at the rate of 12.69% per annum compounded quarterly on the 15th of March, June, September and December until either certain conditions are met (refer to amended note agreement for specific conditions), or until December 15, 1995.

     See Note 2 regarding defaults under the amended TCS loan agreements.

     At December 31, 1993, the annual aggregate amounts of principal payments required for the borrowings reflected in the consolidated balance sheet of the Partnership are, unless accelerated as discussed in Note 2, as follows:


               Year Ending           Principal Amount

                  1994                  $ 81,195,584
                  1995                     2,656,047
                  1996                     5,589,447
                  1997                    33,625,783
                  1998                   162,556,694
               Thereafter                          -
               TOTAL                    $285,623,555

     Based upon the restrictions of debt as described above, approximately $183 million of assets are restricted from distribution by the entities in which the Partnership has an interest.

7.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

During the years ended December 31, 1993, 1992, and 1991, the
Partnership incurred the following expenses in connection with services provided by the General Partner and its affiliates:

                           Year Ended     Year Ended     Year Ended
                          December 31,   December 31,   December 31,
                                1993           1992           1991

 Media Opportunity
 Management Partners
 (General  Partner):

 Partnership Management
 fee                        $  838,205     $  814,582      $  790,089
 Property Management fee     2,235,212      2,172,217       2,106,904
                            $3,073,417     $2,986,799      $2,896,993


In addition, the Partnership, through the Windsor Systems and Maryland Cable, entered into an agreement with Multivision, an affiliate of the General Partner, whereby Multivision provided the Windsor Systems (through June 29, 1992) and Maryland Cable with certain administrative services. The reimbursed cost to the Windsor Systems and Maryland Cable for these services amounted to $977,414 for the year ended December 31, 1993, $936,356 for the year ended December 31, 1992 and $900,674 for the year ended December 31, 1991. These costs do not include programming costs that are charged to the Windsor Systems and Maryland Cable under a cost allocation agreement. Effective June 30, 1992, the Partnership entered into a management agreement with Cablevision Systems Corporation, which is not affiliated with the Partnership, to manage the day-to-day operations and maintain the books and records of the Windsor Systems. These responsibilities are subject to the direction and control of the General Partner.

The total customer base managed by MultiVision declined significantly during 1992 as a result of divestitures by companies other than the Partnership, which had utilized the managerial services of MultiVision, leading to slightly higher programming prices for all its managed systems, including the Maryland Cable and Windsor Systems.


8.   SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES

The following table presents summarized financial information on a combined basis of the Partnership's investments that were accounted for by the equity method. Amounts presented include the amounts of Investments (for 1991 and 1992 only), the accounts of Paradigm (for 1991 only) and TCS (for 1991, 1992 and through March 26, 1993).

At December 31, 1993, TCS and Paradigm are consolidated in the accompanying financial statements and Investments is accounted for using the cost method. See Note 13 for further information.
Summary Income Statements:

                           Year Ended    Year Ended     Year Ended
                          December 31,  December 31,   December 31,
                                1993          1992           1991

 Net Revenues              $  3,138,783  $ 13,619,640   $ 16,958,033
 Costs and Expenses         (4,667,568)  (24,807,219)   (25,053,592)
 Net Loss                 $ (1,528,785) $(11,187,579)  $ (8,095,559)

 Partnership's equity
  in net losses:

 A.   Paradigm                $       -     $       -  $ (2,505,588)
 B.   Investments                     -     (227,164)      (624,691)
 C.   TCS                   (1,288,838)   (4,493,770)    (2,035,765)
 Total Partnership's
  equity in net losses    $ (1,288,838) $ (4,720,934)  $ (5,166,044)



 Summary Balance Sheets:
                                        As of
                                     December 31,
                                           1992

 Total Assets                         $49,267,987

 Total Liabilities                    $49,695,656

 Total Deficit                      $   (427,669)

 Partnership's Investment:

 A.   Paradigm                           $      -
 B.   Investments                        (42,173)
 C.   TCS                               (634,538)
 Total Partnership's Investment in
  joint ventures                    $   (676,711)

9.   SEGMENT INFORMATION

The following analysis provides segment information for the main industries in which the Partnership consolidates its operations. The Cable Television Systems segment consists of the Windsor Systems and Holdings. The Television and Radio Stations segment consists of TCS (commencing as of March 26, 1993) and WMXN-FM. The Production segment consists of Paradigm (commencing in 1992). The Business Information Services segment consisted of IMPLP and Intelidata (see Note 15).

                             Television
                  Cable          and
               Television       Radio
                  Systems     Stations     Production       Total
     1993

 Operating
  Revenue      $ 44,726,689    11,829,273   5,897,923    $ 62,453,885

 Operating
  expenses
  before gain
  on sale of
  assets         45,560,189    11,677,753   7,207,351      64,445,293
 Gain on sale
  of assets     (3,952,407)            --          --     (3,952,407)
 Operating
  Income
  (Loss)          3,118,907       151,520  (1,309,428       1,960,999
                                                    )

 Plus:
 depreciation
  and
                 16,110,905     2,265,324      20,715      18,396,944
 amortization

 Operating
  income
 (loss)
 before

 depreciation    19,229,812     2,416,844  (1,288,713      20,357,943
  and                                               )

 amortization

 Less:

 depreciation
  and          (16,110,905)   (2,265,324)    (20,715)    (18,396,944)

 amortization
 Operating
 Income        $  3,118,907  $    151,520 $(1,309,428       1,960,999
 (Loss)                                             )

 Interest
  Income                                                      209,825
 Interest
  Expense                                                (32,469,947)
 Partnership
  General
  Expenses,
  net                                                     (2,456,297)


                             Television
                  Cable          and
               Television       Radio
                  Systems     Stations     Production       Total

     1993
  Continued

 Equity in
  loss of
  joint
  ventures                                                (1,288,838)
 Minority in
  interest
  share of
  subsidiary
  net loss                                                    518,103
 Loss from

 discontinued
  operations
  (Business
  Information
  Services                                                  (791,264)
  segment)

 Net Loss                                                $(34,317,419
                                                                    )

 Identifiable
  Assets       $137,017,141   $48,598,880   $ 185,269    $185,801,290

 Partnership
  Assets                                                    5,349,334
   Total                                                 $191,150,624


 Capital
               $  5,331,099   $   591,454   $  20,349    $  5,942,902
 Expenditures

 Depreciation
  and
               $ 16,110,905   $ 2,265,324   $  20,715      18,396,944
 Amortization
 Partnership
                                                              440,913
 Amortization
   Total                                                 $ 18,837,857



                           Cable
                         Television
                           Systems     Radio Station     Production

        1992

Operating  Revenue      $  42,668,337      $1,729,175     $ 7,746,380

Operating expenses         43,160,325       2,594,088       8,827,869
Operating loss              (491,988)       (864,913)     (1,081,489)

Plus: depreciation
 and amortization          15,761,314         332,757          23,871

Operating income
 (loss) before
 depreciation and
 amortization              15,269,326       (532,156)     (1,057,618)
Less: depreciation
 and amortization        (15,761,314)       (332,757)        (23,871)
Operating Loss          $   (491,988)    $  (864,913)    $(1,081,489)

Interest Income
Interest Expense
Partnership General
 Expenses, net
Equity in loss of
 joint ventures
Minority interest in
 consolidated joint
 ventures
Loss from
 discontinued
 operations
 (Business
 Information
 Services segment)
Net Loss
Identifiable Assets      $152,255,256      $2,689,446     $ 5,539,377
Partnership Assets
  Total

Capital Expenditures     $  4,551,563      $   20,048     $   165,104

Depreciation and
 Amortization            $ 15,761,314      $  332,757     $    23,871
Partnership
 Amortization
Total



                                         Total

         1992 Continued

Operating  Revenue                  $ 52,143,892
Operating expenses                    54,582,282
Operating loss                       (2,438,390)

Plus: depreciation and
 amortization                         16,117,942

Operating income (loss) before
 depreciation and amortization        13,679,552
Less: depreciation and
 amortization                       (16,117,942)
Operating Loss                      $(2,438,390)

Interest Income                          517,769
Interest Expense                    (28,104,963)
Partnership General Expenses, net    (2,097,622)
Equity in loss of joint ventures     (4,720,934)
Minority interest in consolidated
 joint ventures                          479,532
Loss from discontinued operations
 (Business Information Services
 segment)                            (2,007,742)
Net Loss                           $(38,372,350)

Identifiable Assets                  160,484,079
Partnership Assets                     9,293,863
  Total                             $169,777,942

Capital Expenditures                $  4,736,715

Depreciation and Amortization         16,117,942
Partnership Amortization                 430,898
Total                               $ 16,548,840



                  Cable
               Television
                  Systems       Radio          Total
                               Station

    1991

Operating
Revenue        $ 41,056,426   $   985,428  $ 42,041,854

Operating
 expenses
 before
 write-down
 of Maryland
 Cable           39,643,000     4,760,155    44,403,155
Write-down of
 Maryland
 Cable           40,000,000             -    40,000,000
Operating
 Loss          (38,586,574)   (3,774,727)  (42,361,301)

Plus:
 depreciation
 and
 amortization    12,756,853     2,481,837    15,238,690

Operating
 loss income
 before
 depreciation
 and
 amortization  (25,829,721)   (1,292,890)  (27,122,611)
Less:
 depreciation
 and
 amortization  (12,756,853)   (2,481,837)  (15,238,690)
Operating
 Loss          $(38,586,574  $(3,774,727)  (42,361,301)
                          )

Interest Income                               1,247,852
Interest Expense                           (29,697,998)
Partnership General
Expenses, net                               (1,917,971)
Equity in loss of joint
ventures                                    (5,166,044)
Loss from discontinued
 operations (Business
 Information Services
 segment)                                   (1,345,563)
Net Loss                                   $(79,241,025
                                                      )

                  Cable
               Television
                  Systems       Radio          Total
                               Station

    1991
  Continued

Identifiable
 Assets        $163,526,466   $ 3,116,499  $166,642,965


Partnership
 Assets                                      20,418,239

  Total                                    $187,061,204


Capital
 Expenditures  $  4,956,315   $   245,463  $  5,201,778


Depreciation
 and
 Amortization  $ 12,756,853   $ 2,481,837    15,238,690


Partnership
 Amortization                                   110,413

  Total                                    $ 15,349,103



10.   Investment in General Cellular Corporation

On May 24, 1989, the Partnership entered into a subscription and purchase agreement (the "Subscription Agreement") to purchase 500,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") of General Cellular Corporation ("GCC") at $30 per share, for a total subscription of $15 million. GCC is a California-based owner and operator of cellular telephone systems.

In 1990, the Partnership wrote down the value of its preferred stock in GCC of $15,000,000, because of GCC's inability at that time to raise the financing critical to its viability as a going concern.

On March 17, 1992, a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code became effective, in which GCC was recapitalized by an investor group. As part of the plan of reorganization, GCC's outstanding debt was reduced from approximately $97 million to $20 million. Under the plan, the Partnership's 500,000 shares of Preferred Stock were converted to 199,281 shares of common stock, prior to the effect of the Partnership's exercise of rights pursuant to a rights offering. The rights offering provided that existing shareholders, including the Partnership, could purchase additional ownership in GCC. Each right consisted of the right to purchase from GCC a unit consisting of one share of common stock and $9.09 in principal amount of senior notes, for a total unit price of $19.09. On March 4, 1992, the Partnership exercised 52,384 rights, for a total price of $1,000,011. By exercising these rights, the Partnership purchased: a) 52,384 shares of common stock of GCC, which increased the Partnership ownership position in GCC to 251,665 shares; and b) senior notes with a face value of $476,171. On August 19, 1992, GCC redeemed the senior notes, repaying to the Partnership $476,171, plus accrued interest.

On October 26, 1992, GCC completed a second rights offering pursuant to which existing shareholders, including the Partnership, were issued rights to purchase one additional share of common stock for each 1.75 shares owned, for a price of $10.00. The Partnership purchased 100,000 additional shares for an investment of $1,000,000. In addition, the Partnership sold 43,809 rights to purchase shares for a price of $120,000 to an unaffiliated entity. Additionally, effective November 3, 1993, the Partnership sold 61,160 rights to purchase shares for a price of $100,000 to several unaffiliated entities. GCC raised $25,281,000 in the offering to assist it in completing its business plan of purchasing and operating clusters of cellular systems in certain geographic areas.

As of December 31, 1993, after giving effect to the recapitalization and the rights offerings, the Partnership's
351,665 common shares in GCC equate to an ownership percentage of approximately 4.2%.

11.   FAIR MARKET VALUE

Statement of Financial Accounting Standards No. 107,
"Disclosures about Fair Value of Financial Instruments", requires companies to report the fair value of certain on- and off-balance sheet assets and liabilities which are defined as financial instruments.

Considerable judgment is necessarily required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Assets, including cash and cash equivalents and accounts receivable, and liabilities, such as trade payables, are carried at amounts which approximate fair value.

Borrowings

As of December 31, 1993, considering the uncertainty of the Partnership's ability to meet its obligations under the Amended Credit Agreement, Senior Subordinated Discount Notes, Windsor Note, and the TCS debt obligations, management believes that using the Partnership's future cash flows related to debt-service to estimate the fair value of the loans is not appropriate. In addition, because of the uncertainty related to the ultimate outcome of the Partnership's restructuring efforts (see Note 2), the General Partner considers estimation of the fair value of these loans based on collateral value and other methods to be impracticable.

As of December 31, 1992, the General Partner had been able to estimate the fair value of its loans under the Amended Credit Agreement/Maryland Cable Loan Agreement and the Windsor Note by estimating the value of the underlying collateral. Accordingly, the fair value of these loans approximated their carrying values.

As of December 31, 1992, considering the uncertainty of the Partnership's ability to meet its obligations under the Senior Subordinated Discount Notes, management believed that using the Partnership's future cash flows related to debt-service to estimate the fair value of the loans was not appropriate. In addition, because of the uncertainty related to the ultimate outcome of the Partnership's restructuring efforts which could not be predicted at that time (see Note 2), the General Partner considered estimation of the fair value of this loan based on collateral value and other methods to be impracticable.

Other Financial Instruments

As discussed in Note 6, the Partnership entered into a swap agreement in connection with the Maryland Cable Loan Agreement. The fair value of this agreement was estimated based on the expected future cash flows. The fair value of this agreement resulted in a net swap obligation of approximately $2.4 million as of December 31, 1992. Such swap agreement expired in December 1993.

The Partnership owns 351,665 shares of common stock of GCC. It is not practicable to estimate the fair value of this investment because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The approximate $1.3 million and $1.4 million carrying amount as of December 31, 1993 and December 31, 1992, respectively, represents the adjusted cost of the investment, which management believes is not impaired. No dividends were received during the years ended December 31, 1993 and December 31, 1992.

12.   ACCOUNTING FOR INCOME TAXES

As discussed in Note 1, the corporations owned by the Partnership adopted SFAS No. 109 effective January 1, 1993. The cumulative effect of this change in accounting principle is immaterial and there is no effect on the provision for income taxes for the current year.

Certain entities owned by the Partnership are taxable entities and thus are required under SFAS No. 109 to recognize deferred income taxes. The components of the net deferred tax asset at December 31, 1993 are as follows:


Deferred tax assets:
Net operating loss carryforward              $ 40,896,465
Allowance for doubtful accounts                   155,396
                                               41,051,861
Deferred tax liabilities:
Basis of property, plant and equipment          (761,871)
Basis of intangible assets                      (446,103)
                                             ( 1,207,974)

Total                                          39,843,887
Less: valuation allowance                    (39,843,887)
Net deferred tax asset                       $          0


The change in the net deferred tax asset for the year ended
December 31, 1993 amounted to an increase of approximately
$10,400,000 due to an increase in the net operating loss carryforward offset by a corresponding reduction due to a change in the valuation allowance.

No provision for income taxes was required for the years ended
December 31, 1992 and 1991.

At December 31, 1993, the taxable entities have available net operating loss carryforwards which may be applied against future taxable income. Such net operating loss carryforwards expire at various dates from 2003 through 2008.

For the Partnership, the differences between the tax bases of assets and liabilities and the reported amounts at December 31, 1993 are as follows:

 Partners' Deficit - financial statements        $(111,356,546)
 Differences:
 Offering expenses                                   11,346,156
Basis of property, plant and equipment
 and intangible assets                             (31,132,326)
 Unrealized loss on common stock investment          15,000,000
 Cumulative income (losses) of stock
   investments (corporations)                       178,371,722
 Management fees                                      2,984,289
 Other                                              (1,056,383)

 Partners' Deficit - income tax basis             $  64,156,912


13.   OTHER INVESTMENTS

TCS

On January 17, 1990, the Partnership entered into a limited partnership agreement with Riverdale Media Corporation ("Riverdale"), forming TCS. The agreement was subsequently amended to include Commonwealth Capital Partners, L.P. ("Commonwealth") as a limited partner. Initially, Riverdale was the general partner of TCS, and owned 20.01% of the entity. The Partnership and Commonwealth were limited partners owning 41% and 38.99%, respectively. Riverdale has contracted with ML Media Opportunity Consulting Partners, a wholly-owned subsidiary of the Partnership, to provide management services for TCS.

On June 19, 1990, TCS completed its acquisition of three network affiliated television stations; WRBL-TV, the CBS affiliate serving Columbus, Georgia; WTWO-TV, the NBC affiliate serving Terre Haute, Indiana; and KQTV-TV, the ABC affiliate serving St. Joseph, Missouri (the "TCS Stations"). The purchase price of $49 million, a non-compete payment of $7 million, and starting working capital and closing costs of approximately $5 million were funded by the sale by TCS of senior notes totaling $35 million and subordinated notes totaling $10 million, and equity of $16 million. The Partnership's total equity contribution and incurred costs were approximately $8.3 million as of December 31, 1993 (including approximately $170,000 noted below). In addition, the Partnership had loaned TCS approximately $400,000 for working capital purposes during 1991.

On December 14, 1992, the Partnership concluded agreements to restructure the debt and ownership arrangements of TCS.

Concurrent with the new debt arrangements (as detailed in Note
6), the equity partners in TCS agreed to seek regulatory approval to alter the ownership structure of the company. On March 26, 1993, the Partnership was granted such approval by the FCC. As a result, on March 26, 1993, the Partnership and Commonwealth purchased the 20.01% ownership interest held by Riverdale. On March 26, 1993, a wholly-owned subsidiary of the Partnership became the new sole general partner of TCS and the Partnership's total ownership interest in TCS increased from 41% to 51% (1% of which is the general partner interest). The Partnership utilized approximately $170,000 of its working capital reserve to acquire the additional 10% interest.

The Partnership consolidated TCS as of March 26, 1993, the date it received regulatory approval for the restructuring of the ownership of TCS. During 1991, 1992 and through March 25, 1993, the Partnership utilized the equity method of accounting (see
Note 1). The following data was prepared to illustrate the effects of TCS on the operations of the Partnership:

                         1993             1992             1991
Total Revenues -
  TCS                $  9,977,792          $     --         $     --
Total Expenses -
  TCS                  13,119,062                --               --

Equity in loss of
  joint venture -
  TCS                 (1,288,838)       (4,493,770)      (2,035,765)

Net Loss - TCS      $ (4,430,108)     $ (4,493,770)    $ (2,035,765)


Therefore, as a result of TCS being consolidated by the Partnership, the total revenues and total expenses of the Partnership increased by approximately $10.0 million and $13.1 million, respectively, for the year ended December 31, 1993.

As a result of TCS's operations being consolidated by the Partnership, the total assets and total liabilities of the Partnership increased by approximately $46.1 million and $50.4 million, respectively, as of December 31, 1993.

Paradigm/BBAD

On May 31, 1991, the Partnership, Productions, GLP Co. and Associates entered into a new agreement (the "Revised Paradigm Agreement") that amended the original Paradigm Agreement. Under the terms of the Revised Paradigm Agreement, effective June 16, 1991 the general partner interests of GLP Co. and Associates in Paradigm were converted to limited partner interests. GLP Co. and Associates each retained their 25% ownership in Paradigm and the Partnership retained its 50% beneficial interest. Under the terms of the Revised Paradigm Agreement, Paradigm retained ownership of all program concepts developed by Paradigm prior to June 15, 1991, but assigned the task of further developing these program concepts to GLP Co. and/or Associates as independent contractors. Per the Revised Paradigm Agreement, if GLP Co. or Associates were to develop any new program concepts during the period in which they were acting as independent contractors for Paradigm, GLP Co. or Associates would be required to offer Paradigm the right to finance the production of such program concepts. Regardless of Paradigm's decision to finance the further development of the new program concepts, Paradigm will receive a share of the profits and fees, if any, from such new program concepts.

The consulting agreements described above expired on December 31, 1991. Effective with the expiration, Associates continued, without a formal agreement, to develop projects to offer to Paradigm. As was the case under the Revised Paradigm Agreement, the Partnership had the option of financing such projects in return for equity interests in such projects. During 1992, the Partnership advanced approximately $1.0 million to Paradigm to fund Paradigm's operations and the production of its television programs. Offsetting these advances during 1992, Paradigm returned to the Partnership $2.5 million of such advances, which Paradigm received from broadcasters as fees for movies produced. As of December 31, 1993, Registrant had advanced a net amount of approximately $7.5 million to Paradigm.

Effective June 23, 1992, Paradigm formed a general partnership with Associates to start a new production company, BBAD. Pursuant to this new general partnership arrangement between Paradigm and Associates, during 1992 Paradigm advanced approximately $942,000 and Associates advanced approximately $457,000 to fund BBAD's operations and the development of certain programming concepts. Initially, Paradigm owned 67% and Associates owned 33% of BBAD, based on their capital contributions to BBAD. In addition, Associates contributed an additional approximately $0.7 million and Paradigm contributed approximately $0.3 million from existing cash balances during 1993 to fund BBAD's operations. As of December 31, 1993, Paradigm owns 52% and Associates owns 48% based upon their capital contributions and certain adjustments. The Partnership and Associates are continuing to negotiate the terms on which BBAD would acquire and continue to develop Paradigm's and/or BBAD's programs and programming concepts.

Through the end of 1993, Paradigm had produced three television movies which had aired as well as one syndicated series (which was discontinued after thirteen episodes), and BBAD had produced one television movie which had aired and one series. BBAD had also developed other program concepts which may be produced as either movies or series for television.

In addition to the programs discussed above, BBAD has continued to develop new program concepts, primarily for other television movies and series. The Partnership continued to monitor the development of these program concepts to determine BBAD's additional cash needs. BBAD is not currently producing a sufficient number of programs to cover overhead costs indefinitely, although the Partnership has not advanced any funds to Paradigm or BBAD since the second quarter of 1992. Paradigm and/or BBAD have taken several steps to reduce operating costs, primarily by reducing the number, and compensation, of employees. However, Paradigm and BBAD did not operate profitably during 1993, and are currently dependent on outside sources, primarily Associates, to finance BBAD's monthly operating costs. The Partnership has elected not to fund such operating costs. In any event, the Partnership will most likely recover only a nominal portion, if any, of its original investment in Paradigm and/or BBAD. The Partnership has no obligation to advance any additional funds to Paradigm and/or BBAD and actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs, but was unable to identify such a partner. The Partnership is negotiating with Associates the terms of an agreement under which Paradigm would retain the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD would be assigned to Associates for further development at Associates' expense, while Paradigm would retain a percentage interest in all such projects and concepts. Paradigm and/or BBAD have no liability for borrowed funds.

The Partnership consolidated Paradigm in 1992. Prior to this the Partnership utilized the equity method of accounting. The following data was prepared to illustrate the effects of Paradigm on the operations of the Partnership:


                         1993             1992             1991
Total Revenues-
Paradigm              $ 5,917,189       $ 7,746,380        $      --

Total Expenses,
net of minority
interest-Paradigm
                      (6,689,248)      $(8,398,789)        $      --

Equity in loss of
joint venture-
Paradigm                       --                --      (2,505,588)

Net Loss-Paradigm    $  (772,059)      $  (652,409)     $(2,505,588)


Investments and EMP, Ltd.

On September 1, 1989, the Partnership entered into a stockholders agreement ("the Media Ventures Agreement") with Peter Clark ("Clark") and Alan Morris ("Morris") to form Media Ventures International, Limited ("Media Ventures"), a United Kingdom corporation with a mandate to engage in media businesses including but not limited to: program packaging and distribution; executive search for the media and entertainment sector; trade markets and trade publishing; screen entertainment retailing; and television broadcasting in the United Kingdom.
At closing the Partnership held 50%, Clark held 46% and Morris held 4% of the stock of Media Ventures. The Partnership subsequently assigned 1% of its stock in Media Ventures to Morris. The Partnership committed to advance up to $2 million to Media Ventures or its affiliate, European Media Partners ("EMP"), over a three year period to fund their operations. The ownership of EMP parallels that of Media Ventures after the aforementioned assignment by the Partnership of 1% to Morris. As of December 31, 1991, the Partnership had advanced all of its original $2.0 million commitment to Media Ventures.

During 1991, Media Ventures and EMP (together, the "Companies") and Registrant identified a strategic partner, ALP Enterprises (a company controlled by Arthur Price, and not affiliated with the Partnership), which agreed to invest up to approximately $700,000 at then-current exchange rates in EMP, Ltd. pursuant to a restructuring of the Companies which diluted the Partnership's ownership interest in the Companies. In the restructuring:
Media Ventures' name was changed to Media Ventures Investments Ltd. ("Investments"); a new U.K. corporation, European Media Partners, Ltd. ("EMP, Ltd.") was formed; and Investments transferred its ownership in its programming subsidiary, International Programme Ventures ("IPV"), to EMP, Ltd. For any investments made by ALP Enterprises in EMP, Ltd., ALP Enterprises will receive from EMP, Ltd. a preferred return of 6% on its investment plus the return of its original investment prior to a pro rata distribution of the proceeds, if any, from the ultimate sale of any of EMP, Ltd.'s existing and future media businesses. As of December 31, 1993, ALP Enterprises had invested approximately $2 million in EMP, Ltd. at current exchange rates, including approximately $1.1 million in Teletext (see below). ALP Enterprises will not invest any funds in Investments. The Partnership is entitled to receive from Investments a preferred return of 14% on its original $2 million investment, plus the return of its original investment prior to the pro-rata distribution of the proceeds, if any, from the ultimate sale of any of Investments' existing and future media businesses. Because it lacks funding, and because its only significant investment, Neomedion (see below), is likely to generate a nominal return, if any, it is unlikely that the Partnership will recover any of its $2 million investment in Investments.

Subsequent to the restructuring, EMP, Ltd., through a wholly-owned subsidiary, acquired VATV, Ltd., a U.K. television program distributor, for approximately $126,000 in cash at then-current exchange rates. In addition, during the first quarter of 1992, Investments and EMP, Ltd. entered into a stock transaction to acquire a combined 50% interest in Neomedion, Ltd., an existing U.K. corporation that provides consulting services to the European media industry, in exchange for shares in Investments and EMP, Ltd. As a result, Investments and EMP, Ltd. each owned 25% of Neomedion, Ltd. After giving effect to the restructuring of the Companies and the Neomedion transaction, the Partnership owned 36.8% of the common stock of Investments, ALP Enterprises owned 13.8%, Clarendon (a company controlled by the Companies' founders, Clark and Morris) owned 41.4%, and Charles Dawson, the founder and head of Neomedion, Ltd., controlled the remaining 8.0%. The Partnership also owned 13.8% of the common stock of EMP, Ltd., ALP Enterprises owned 36.8%, Clarendon owned 41.4%, and Charles Dawson controlled the remaining 8.0%. The ownership of EMP, which is dormant, was unaffected by any of the transactions described above. Clarendon and Charles Dawson are not affiliated with the Partnership.

During 1992, EMP, Ltd. continued its European television programming distribution operations while searching for additional investment opportunities in the European media market. In addition, during the first half of 1992, EMP, Ltd. became a 10% equity owner in Teletext U.K., Ltd. ("Teletext"), a newly formed U.K. corporation organized by EMP, Ltd. to acquire U.K. franchise rights to provide data in text form to television viewers via television broadcast sidebands. EMP, Ltd. was actively involved in the initial start-up phase of Teletext, and ALP Enterprises contributed approximately $1.1 million at then-current exchange rates to EMP, Ltd. to allow EMP, Ltd. to acquire the 10% share in Teletext. Teletext took control of the franchise on January 1, 1993. The day-to-day operations of Teletext are managed by a newly formed management team; EMP, Ltd. and its partners monitor Teletext's operations. The other equity owners of Teletext are not affiliated with the Partnership.

On July 30, 1993, EMP, Ltd. sold its Neomedion shares back to Charles Dawson, while Charles Dawson sold his shares in EMP, Ltd. back to Clarendon. The stock of Neomedion is now controlled 75% by Charles Dawson and 25% by Investments. In addition, after the exchange of shares, EMP, Ltd. was owned 13.8% by the Partnership, 45.6% by Clarendon, and 40.6% by ALP Enterprises.

As of December 31, 1993, the primary ongoing business activities of Investments and EMP, Ltd. were conducted through EMP, Ltd.'s television programming subsidiaries, Teletext and Neomedion.

14.   DISPOSITION OF ASSETS

Sale of the Leesburg Systems

On September 30, 1993, Maryland Cable consummated the sale of the Leesburg System to Benchmark Acquisition Fund I Limited Partnership (the "Buyer") for a base payment of approximately $10,180,000, of which $7,250,000 was paid to Citibank, N.A., to discharge $6,750,000 of bank debt and to pay a fee of $500,000 due in connection with the 1991 amendment to the Maryland Cable Loan agreement. An additional amount of $250,000 was deposited into an indemnity escrow account for a period of one year. Following the payment of certain fees and expenses, Maryland Cable retained approximately $2,480,000 in proceeds and may be entitled to additional payments following the closing based upon the amount of its accounts receivable, the number of subscribers served at closing and certain other adjustments. The Buyer is an affiliate of Benchmark Communications but is not affiliated with Maryland Cable or the Partnership. This sale resulted in an approximate $4.0 million gain.


In addition, as a result of the payment of $6,750,000 in bank debt, in accordance with the terms of the Amended Credit Agreement, the Default Interest Notes of $1,595,408, together with accrued interest of $252,338, ceased to be an Obligation under the Amended Credit Agreement (as defined therein) (see
Note 6). These Obligations would have come due on December 31, 1993. The amount of the Default Interest Notes forgiven, plus accrued interest forgiven, may be utilized by the Banks as payment consideration of the exercise price of the Warrants the Banks hold, in the event of such exercise, pursuant to the terms of the Amended Credit Agreement (see Note 6 regarding Warrants). The amount of debt forgiven and related accrued interest was amortized as a reduction of interest expense over the remaining life of the Amended Credit Agreement (through December 31,
1993).

15.   DISCONTINUED OPERATIONS

Effective July 1, 1993, the Partnership entered into three transactions to sell the business and assets of IMPLP/IMPI and Intelidata (the Business Information Services Segment). In two separate transactions, the Partnership sold the entire business and substantially all of the assets of IMPLP/IMPI and a portion of the business and assets of Intelidata to Phillips Business Information, Inc. ("PBI") for future consideration based on the revenues of IMPLP/IMPI and the portion of the Intelidata business acquired by PBI. PBI is not affiliated with the Partnership. At closing, PBI made non reference advances of $100,000 and $150,000 of royalties to IMPLP/IMPI and Intelidata, respectively, which advances would be recoverable by PBI from any future royalties payable by PBI to the Partnership. In addition, PBI agreed to assume certain liabilities of IMPLP/IMPI and Intelidata.

In the third transaction, the Partnership sold the remaining business and assets of Intelidata, which were not sold to PBI, to Romtec plc ("Romtec") in exchange for future consideration, based on both the amount of assets and liabilities transferred to Romtec and the combined profits of the portion of the Intelidata business acquired by Romtec and another, existing division of Romtec. In addition, certain liabilities of Intelidata were assumed by Romtec. Romtec is not affiliated with the Partnership.

As a result of the above transactions, the Partnership recorded a writedown of approximately $364,000 of certain assets of IMPLP/IMPI and Intelidata in the second quarter of 1993 to reduce the Partnership's net investment to a net realizable value of zero. Subsequent to the sale of the businesses, the Partnership advanced additional funds totaling approximately $0.1 million to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the claims of certain creditors. The Partnership anticipates that it may make additional such advances to IMPLP/IMPI and Intelidata during 1994. The total of any Partnership obligations to fund such advances, including certain contractual obligations, is not currently anticipated to exceed the amount of the writedown. It is unlikely that the Partnership will recover its investment in IMPLP/IMPI /Intelidata.

As of July 1, 1993 (the date of sale), the Partnership had advanced approximately $4.2 million to IMPLP/IMPI and Intelidata to fund operating activities.

The net liabilities of discontinued operations on the Consolidated Balance Sheet include the net liabilities of IMPLP/IMPI and Intelidata. The prior year's consolidated financial statements have been restated to present IMPLP/IMPI and Intelidata as discontinued operations.

Net liabilities of discontinued operations were $0 and $185,611, as of December 31, 1993 and December 31, 1992, respectively.
The 1992 amount consisted of: cash and cash equivalents; accounts receivable; prepaid expenses; property, plant and equipment; intangible assets; accounts payable and accrued liabilities; and deferred revenue. Total assets in 1992 were $868,475, and total liabilities were $1,054,086.


The results of IMPLP/IMPI and Intelidata have been reported separately in the Consolidated Statements of Operations as discontinued operations. Summarized results of the discontinued operations of this segment are as follows:

                                1993          1992          1991

Operating Revenues            $  978,359   $ 1,427,157   $   169,414

Less:  Operating Expenses      1,382,727     3,394,257     1,503,549

Operating Loss                 (404,368)   (1,967,100)   (1,334,135)

Other Expenses, net            (386,896)      (40,642)      (11,428)

Loss from discontinued
operations                   $ (791,264)  $(2,007,742)  $(1,345,563)



16.   PRO FORMA DATA (Unaudited)

The following proforma data was prepared to illustrate the estimated effects on the operations of the Partnership of the potential future divestiture of Maryland Cable, Windsor and WMXN-FM on the Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the year ended December 31, 1993:


                      December 31,
                           1993      Maryland Cable     Windsor

Total Assets          $ 191,150,624  $(134,524,125)    $(2,493,016)

Total Liabilities     $ 302,507,170  $(247,890,373)    $(2,805,332)

Total Partners'
Deficit              $(111,356,546)   $ 113,366,248     $   312,316

Total Operating
Revenues              $  62,453,885  $ (43,799,277)    $  (927,412)

Net Loss             $( 34,317,419)   $  24,261,818     $    86,141



                                                     Pro Forma
                                                   Giving Effect
                                                         to
                                       WMXN-FM      Divestitures

Total Assets                        $(2,512,609)     $ 51,620,874

Total Liabilities                   $  (300,154)     $ 51,511,311

Total Partners' Capital             $(2,212,455)     $    109,563

Total Operating Revenues            $(1,856,903)     $ 15,870,293

Net Loss                             $   227,959    $ (9,741,501)



*These figures are net of all intercompany balances and transactions which are eliminated in consolidation.

17.   Subsequent Event

     As discussed in Note 2, on March 10, 1994 Maryland Cable
and Holdings filed a Prepackaged Plan under Chapter 11 of   the
Bankruptcy Code in the United States Bankruptcy Court- Southern
District of New York.

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
          AS OF DECEMBER 31, 1993 AND DECEMBER 31, 1992

SCHEDULE III   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               ML Media Opportunity Partners, L.P.
                    Condensed Balance Sheets
          as of December 31, 1993 and December 31, 1992

                              NOTES          1993             1992
ASSETS:
Cash and cash equivalents          3   $   3,521,683      $  6,669,510
Advances to Subsidiaries                      42,094           620,467
Interest receivable                            7,644            14,681
Prepaid expenses and
deferred charges                             297,954           738,867
Investment in Subsidiaries       1,2   (114,516,638)      (84,682,022)
TOTAL ASSETS                          $(110,647,263)    $ (76,638,497)


LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Accounts payable and accrued
liabilities                            $     709,283     $     400,630

Partners' Deficit:
 General Partner:
Capital contributions, net
of offering expenses                       1,019,428         1,019,428
Cumulative loss
                                         (2,112,501)       (1,769,327)
                                         (1,093,073)         (749,899)
Limited Partners:
Capital contributions, net
of offering expenses
(112,147.1 Units of Limited
Partnership Interest)                    100,914,316       100,914,316
Tax allowance cash
distribution                             (2,040,121)       (2,040,121)
Cumulative loss                        (209,137,668)     (175,163,423)
                                       (110,263,473)      (76,289,228)
Total Partners' Deficit                (111,356,546)      (77,039,127)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                     $(110,647,263)    $ (76,638,497)




See Notes to Condensed Financial Statements.
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
  AS OF DECEMBER 31, 1993, DECEMBER 31, 1992, DECEMBER 31, 1991


SCHEDULE III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              Cont'd

               ML Media Opportunity Partners, L.P.
               Condensed Statements of Operations
    For the Years Ended December 31, 1993, December 31, 1992,
                      and December 31, 1991

                             Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                     NOTES        1993           1992           1991
REVENUES:
Interest                     $    130,302   $    517,769   $  1,247,852

COSTS AND EXPENSES:
General and
 administrative                    19,930          1,390        235,320

Amortization                      440,913        430,898        110,413

Management fees to
 general partner                3,073,417      2,986,799      2,896,993

Other                             167,354        140,116         74,053

Total cost and
 expenses                       3,701,614      3,559,203      3,316,779

Share of
 subsidiaries'
 loss from
 continuing
 operations           1,2    (29,954,843)   (33,323,174)   (75,826,535)

Loss from
 continuing
 operations                  (33,526,155)   (36,364,608)   (77,895,462)

Loss from
 discontinued
 operations of
 subsidiaries                   (791,264)    (2,007,742)    (1,345,563)

NET LOSS                2   $(34,317,419)  $(38,372,350)  $(79,241,025)

See Notes to Condensed Financial Statements.
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           AS OF DECEMBER 31, 1993, DECEMBER 31, 1992
                      AND DECEMBER 31, 1991

SCHEDULE III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Cont'd)

               ML Media Opportunity Partners, L.P.
                Condensed Statements of Cash Flow
    For the Years Ended December 31, 1993, December 31, 1992,
                      and December 31, 1991

                              1993            1992            1991
Cash flows from
 operating activities:

Net loss                 $(34,317,419)    $(38,372,350)   $(79,241,025)

Adjustments to
 reconcile net loss to
 net cash used in
 operating activities:

Amortization                   440,913          430,898         110,413

Loss on sale of note                 -                -         225,000

Change in assets and
 liabilities:

Decrease in investment
 in subsidiaries            30,746,107       35,330,916      77,172,098

(Increase)/decrease in
 interest receivable             7,037          (3,116)          64,475

(Increase) in prepaid
 expenses and deferred
 charges                             -                -       (133,255)

(Decrease)/increase in
 accounts payable and
 accrued liabilities           308,653         (16,911)         340,217

Net cash used in
 operating activities      (2,814,709)      (2,630,563)     (1,462,077)


               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           AS OF DECEMBER 31, 1993, DECEMBER 31, 1992
                      AND DECEMBER 31, 1991

SCHEDULE III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Cont'd)

               ML Media Opportunity Partners, L.P.
                Condensed Statements of Cash Flow
    For the Years Ended December 31, 1993, December 31, 1992,
                      and December 31, 1991

                              1993            1992            1991
Cash flows from
 investing activities:

Advances from (to)
 subsidiaries                  578,373        (122,916)       (412,810)

Proceeds from sale of
 note                                -                -         275,000

Net investment in
 subsidiaries                (911,491)      (2,660,423)    (12,855,248)

Net cash used in
 investing activities        (333,118)      (2,783,339)    (12,993,058)

Net decrease in cash
 and cash equivalents      (3,147,827)      (5,413,902)    (14,455,135)

Cash and cash
 equivalents at
 beginning of year           6,669,510       12,083,412      26,538,547

Cash and cash
 equivalents at end of
 year                     $  3,521,683     $  6,669,510    $ 12,083,412




                          See Notes to Condensed Financial Statements.
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           AS OF DECEMBER 31, 1993, DECEMBER 31, 1992
                      AND DECEMBER 31, 1991

Schedule III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              Cont'd

               ML Media Opportunity Partners, L.P.
             Notes To Condensed Financial Statements
              For the Years Ended December 31, 1993
            December 31, 1992, and December 31, 1991


1.   Organization

ML Media Opportunity Partners, L.P. (the "Partnership") wholly owns WMXN-FM and the Windsor Systems. The Partnership also has a 90% interest in Holdings (see Note 2), a 93.5% interest in IMPLP/IMPI and a 100% interest in Intelidata (see Note 14), a 50% interest in Paradigm, a 37% interest in Investments, a 49% interest in EMP, a 14% interest in EMP, Ltd., and a 51% interest in TCS. All of the preceding investments and the Partnership's other majority-owned subsidiaries shall herein be referred to as the "Subsidiaries." The Partnership carries its interest in GCC at cost.

2.   Investment in Subsidiaries

The Partnership's investment in the Subsidiaries is accounted for under the equity method in the accompanying condensed financial statements.

The following is a summary of the financial position and results of operations of the Subsidiaries (included in consolidated financial statements).

                                   December 31,    December 31,
                                         1993            1992

Assets                             $ 187,281,249    $ 162,602,892
Liabilities                        (301,797,887)    (247,284,914)
Investment in Subsidiaries        $(114,516,638)   $ (84,682,022)



                           Year Ended     Year Ended     Year Ended
                          December 31,   December 31,   December 31,
                                1993           1992           1991


Revenues                   $ 62,533,408   $ 52,143,892   $ 42,041,854

Partnership's share of
 subsidiaries' loss from
 continuing operations    $(29,954,843)  $(33,323,174)  $(75,826,535)

Partnership's share of
 discontinued operations
 of subsidiaries              (791,264)    (2,007,742)    (1,345,563)


Partnership's share of
 subsidiaries' net loss   $(30,746,107)  $(35,330,916)  $(77,172,098)

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           AS OF DECEMBER 31, 1993, DECEMBER 31, 1992
                      AND DECEMBER 31, 1991


Schedule III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1993
            DECEMBER 31, 1992, AND DECEMBER 31, 1991


3.   Cash and Cash Equivalents


At December 31, 1993, the Partnership had $3,521,683 in cash and cash equivalents of which $597,467 was invested in banker acceptances and $2,854,509 was invested in commercial paper. In addition, the Partnership had $69,707 invested in cash and demand deposits.

At December 31, 1992, the Partnership had $6,669,510 in cash and cash equivalents of which $272,861 was invested in banker acceptances and $6,371,200 was invested in commercial paper. In addition, the Partnership had $25,449 invested in cash and demand deposits.

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           AS OF DECEMBER 31, 1993, DECEMBER 31, 1992
                      AND DECEMBER 31, 1991



Schedule V   Property, Plant and Equipment

         Balance at                     Retirements    Balance at
        Beginning of                     and Other       End of
Period       Period      Additions         Changes       Period

 1993    $75,113,347   $22,675,116 (2)  $(4,041,575)    $93,746,888

 1992    $70,523,323       $ 4,581,722  $  8,302 (1)    $75,113,347

 1991    $65,491,725       $ 5,201,778  $  (170,180)    $70,523,323



(1) Retirements and Other Changes includes the effect of consolidating the operations of Paradigm in 1992 in the amount of $154,993 (see Note 8).

(2) Additions includes the effect of consolidating the operations of TCS commencing in the second quarter of 1993 in the amount of $16,727,898 (see Note 8).


               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           AS OF DECEMBER 31, 1993, DECEMBER 31, 1992
                      AND DECEMBER 31, 1991



Schedule VI Accumulated Depreciation of Property, Plant and
            Equipment

        Balance at                       Retirements    Balance at
       Beginning of                       and Other       End of
Period      Period       Additions          Changes       Period

 1993    $24,821,936    $19,513,128 (2)  $(1,654,010)   $42,681,054

 1992    $17,933,910        $ 6,914,549  $(26,523)(1)   $24,821,936

 1991    $11,590,644        $ 6,418,677     $(75,411)   $17,933,910


(1) Retirements and Other Changes includes the effect of consolidating the operations of Paradigm in 1992 in the amount of $70,871 (see Note 8).

(2) Additions includes the effect of consolidating the operations of TCS commencing in the second quarter of 1993 in the amount of $11,415,948 (see Note 8).

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           AS OF DECEMBER 31, 1992, DECEMBER 31, 1992
                      AND DECEMBER 31, 1991


Schedule VIII  Accumulated Amortization of Intangible Assets,
               Prepaid Expenses and Deferred Charges


                         Additions
                         Charged to
                         Costs and
         Balance at     Expenses or                     Balance at
Period  Beginning of       Other       Deductions and     End of
             Period        Accounts         Other         Period

Intangible Assets

 1993     $63,989,829   $22,582,183(2)  $  (1,211,438)   $85,360,574

 1992     $58,024,203      $ 5,965,626   $           0   $63,989,829

 1991     $10,645,720      $ 7,378,483  $40,000,000(1)   $58,024,203

Prepaid Expenses and Deferred Charges

 1993      $7,828,872   $ 4,185,294(3)  $     (23,454)   $11,990,712

 1992      $4,160,207    $   3,668,665   $           0   $ 7,828,872

 1991      $1,751,796    $   1,551,943   $     856,468   $ 4,160,207



(1) Due to the $40,000,000 write-down of Maryland Cable's goodwill.

(2) Additions to "Intangible Assets" includes the effect of consolidating the operations of TCS commencing in the second quarter of 1993 in the amount of $15,695,763 (see
     Note 8).

(3) Additions to "Prepaid Expenses and Deferred Changes" includes the effect of consolidating the operations of TCS commencing in the second quarter of 1993 in the amount of $331,037 (see Note 8).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
AS OF DECEMBER 31, 1993, DECEMBER 31, 1992 AND DECEMBER 31, 1991

Schedule X   Supplementary Income Statement Information



Column A                                Column B

                                        Charged to
                                        costs and
Item                                    expenses
                         For the Year   For the Year   For the Year
                             Ended          Ended          Ended
                         December 31,   December 31,   December 31,
                               1993           1992           1991

Maintenance and repairs    $1,019,613        $803,316     $  914,557

Taxes, other than
 payroll and income
 taxes                     $  965,464        $977,259     $  869,561

Royalties                  $  194,788        $ 46,367     $        0

Advertising costs          $  709,747        $507,520     $  709,992

Item 9.   Changes in and Disagreement with Accountants and
          Accounting and Financial Disclosure


          None.
                            Part III


Item 10.  Directors and Executive Officers of the Partnership

Registrant has no executive officers or directors. The General Partner manages the Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are carried out either by executive officers of EHR Opportunity Management, Inc. and IMP Opportunity Management, Inc. as general partners of RP Opportunity Management, L.P. or executive officers of ML Opportunity Management Inc., acting on behalf of the General Partner. The executive officers and directors of RP Opportunity Management, L.P. and ML Opportunity Management Inc. are:


RP Opportunity Management, L.P. (the "Management Company")


                       Served in Present
        Name           Capacity Since (1)        Position Held

                                           Director and President
I. Martin Pompadur          6/15/87        IMP Opportunity Management

                                           Executive Vice President
Elizabeth McNey Yates       4/01/88        IMP Opportunity Management



ML Opportunity Management Inc. ("MLOM")


                       Served in Present
        Name           Capacity Since (1)         Position Held

Kevin K. Albert              2/19/91         President
                             6/22/87         Director

Robert F. Aufenanger         2/02/93         Executive Vice President
                             3/28/88         Director

Robert W. Seitz              2/02/93         Vice President
                             2/01/93         Director

James K. Mason               2/01/93         Director

Steven N. Baumgarten         2/02/93         Vice President

David G. Cohen               3/07/94         Treasurer



(1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors of the respective entity.
I. Martin Pompadur, 58, is the Chairman and Chief Executive Officer of GP Station Partners which is the General Partner of Television Station Partners, L.P. a private limited partnership that owns and operates four network affiliated television stations. He is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owns and operates WBRE-TV, a network affiliated station in Wilkes-Barre Scranton, Pennsylvania. Mr. Pompadur also is a Chairman and Chief Executive Officer of U.S. Cable Partners, a general partner of U.S. Cable Television Group, L.P. ("U.S. Cable"). U.S. Cable owns and operates cable systems in ten states. He is also the President and a director of RP Media Management ("RPMM"), a joint venture which is a partner in Media Management Partners ("MMP"), an affiliate of the General Partner and the general partner of ML Media Partners, L.P., which presently owns two network affiliated television stations, several cable television systems and several radio stations. Mr. Pompadur is the Chief Executive Officer of ML Media Partners, L.P. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("Multivision"), a cable television multiple system operator ("MSO") owned principally by Mr. Pompadur to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the U.S. He is a principal shareholder in Hunter Publishing Company, Inc., the general partner of Hunter Publishing Limited Partnership, publisher of monthly trade magazines. Mr. Pompadur served as president of Ziff Corporation from 1977 through 1982. Ziff Corporation was the holding company for Ziff-Davis Publishing Company, one of the world's largest publishers of special interest and business publications, as well as Ziff-Davis Broadcasting Company, operator of six network affiliated television stations. Before joining Ziff Corporation, Mr. Pompadur was with ABC, Inc. for 17 years. At ABC, he was a member of the Board of Directors and also served in the following capacities: General Manager of the Television network; Vice President of the Broadcast Division; and President of the Leisure Activities Group, which included ABC Publishing, Records, Music Publishing and Motion Picture theaters.

Elizabeth McNey Yates, 31, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in April 1988 and has senior executive responsibilities in the areas of finance, operations, administration and acquisitions. Prior to joining Mr. Pompadur, Ms. Yates was employed in Merrill Lynch Investment Banking's Partnership Finance Department, where she was actively involved in structuring and implementing public partnership offerings and in monitoring investments made by Merrill Lynch managed partnerships. Ms. Yates is an Executive Vice President of RPMM and Senior Vice President of MMP.

Kevin K. Albert, 41, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert has a B.A. and an M.B.A. from the University of California, Los Angeles. Mr. Albert is also a director of Maiden Lane Partners, Inc. ("Maiden Lane"), an affiliate of the General Partner and the general partner of Liberty Equipment Investors - 1983; a director of Whitehall Partners Inc. ("Whitehall"), an affiliate of MLOM and the general partner of Liberty Equipment Investors L.P. - 1984; a director of ML Media Management Inc. ("ML Media"), an affiliate of MLOM and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of MLOM and the managing general partner of the general partners of Delphi Film Associates, Delphi Film Associates II, III, IV, V and ML Delphi Premier Partners, L.P.; a director of MLL Antiquities Inc. ("MLL Antiquities"), an affiliate of MLOM and the administrative general partner of The Athena Fund II, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLOM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLOM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Energy Investments Inc. ("MLEI"), an affiliate of MLOM and the general partner of Merrill Lynch Energy Partners I, L.P., Merrill Lynch Energy Partners II A, L.P. and Merrill Lynch Energy Partners II B, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLOM and the general partner of the Managing General Partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLOM and the general partner of the General Partner of ML Technology Ventures, L.P.; and a director of MLL Collectibles Inc. ("MLL Collectibles"), an affiliate of MLOM and the administrative general partner of The NFA World Coin Fund, L.P. Mr. Albert also serves as an independent general partner of Venture I and Venture II.

Robert F. Aufenanger, 40, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Aufenanger was previously Controller of Merrill Lynch Leasing Inc. from 1982 through 1984 and had worked for the international public accounting firm of Ernst & Whinney from 1975 to 1980.
Mr. Aufenanger has a B.S. from St. John's University, is a New York State licensed C.P.A. and is a member of the American Institute of Certified Public Accountants and the N.Y.S. Society of Certified Public Accountants. Mr. Aufenanger is also a director of Maiden Lane, Whitehall, ML Media, ML Film, MLL Antiquities, ML Venture, ML R&D, MLL Collectibles and ML Mezzanine and ML Mezzanine II.

Robert W. Seitz, 47, is a First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch. Mr. Seitz is the Private Client Senior Credit Officer and also is responsible for the firm's Partnership Management and Asset Recovery Management Departments. Prior to his present assignment, Mr. Seitz was a Managing Director and the Senior Credit Officer of the Merrill Lynch Public Finance Group, and before that, manager of Western Hemisphere Business Development for the Merrill Lynch International Banks. Prior to joining Merrill Lynch, Mr. Seitz served as a Vice President and Unit Head in Corporate Banking at Citibank, N.A. for ten years. Mr. Seitz holds an MBA in Finance and Marketing from the University of Rochester and a Bachelor of Arts in Psychology from Gettysburg College. Mr. Seitz is also a director of Maiden Lane, Whitehall, ML Media, ML Venture, ML R&D, ML Film, MLL Antiquities, and MLL Collectibles.

James K. Mason, 41, a Managing Director of ML Investment Banking, is a senior member of the Telecom, Media and Technology group. He joined Merrill Lynch Investment Banking in 1978. Mr. Mason is responsible for advising Merrill Lynch's entertainment and media industry clients on such matters as financings, divestitures, restructurings, mergers and acquisitions. Prior to joining Merrill Lynch, Mr. Mason was involved in news and production at Metromedia Inc.'s WNEW-TV and at Capital Cities' WTVD-TV. He also was station manager for the NBC-TV affiliate in Raleigh-Durham, North Carolina. Mr. Mason has two B.A. degrees from Duke University, and an M.B.A. from Columbia University Graduate School of Business. Mr. Mason is also a director of ML Media.


Steven N. Baumgarten, 38, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1986. Mr. Baumgarten shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Baumgarten was previously Manager of Financial Analysis for the same group from 1986 through 1988. Mr. Baumgarten has an MBA from New York University, a J.D. from the Boston University School of Law and a B.A. from the State University of New York at Stony Brook. Mr. Baumgarten is a member of the Bar in the state of Massachusetts and is a member of the American Bar Association.

David G. Cohen, 31, an Assistant Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill
Lynch in 1987. Mr. Cohen's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of ML Leasing Equipment
Corp., an affiliate of Merrill Lynch, are general partners. Prior to joining Merrill Lynch, Mr. Cohen worked for the international public accounting firm of Arthur Andersen & Co. from 1984 through 1987. Mr. Cohen has a B.S. from the University of Maryland and is a New York State Certified Public Accountant.


Item 11.  Executive Compensation

The Partnership does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 7 to the Financial Statements included in Item 8 hereof, however, for sums paid by Registrant to affiliates for the years ended December 31, 1993, December 31, 1992 and December 31, 1991.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

As of February 1, 1994, no person was known by the Registrant to be the beneficial owner of more than 5 percent of the Units.

To the knowledge of the General Partner, as of February 1, 1994, no person is the beneficial owner of 5% or more of the outstanding common stock of Merrill Lynch & Co., Inc.

IMP Opportunity Management, Inc. is 100% owned by Mr. I. Martin
Pompadur.
Item 13.  Certain Relationships and Related Transactions

Refer to Note 7 to the Financial Statements included in Item 8 hereof, and in Item 1 for a description of the relationship of the General Partner and its affiliates to Registrant and its subsidiaries.

Item 14   Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

          Financial Statements and Financial Statement Schedules


          See Item 8.  "Financial Statements and Supplementary
          Data".


            Exhibits                Incorporated by Reference

3.1  Certificate of Limited              Exhibit 3.1 to the
Partnership                       Partnership's Form S-1 the
                                  Partnership Statement (File
                                  No. 33-15502)

3.2  Amended and Restated                Exhibit 3.2 to the
Agreement of Limited Partnership  Partnership's Annual Report
                                  on Form 10-K for the fiscal
                                  year ended December 31, 1987
                                  (File No. 33-15502)

10.1.1    Exchange Agreement             Exhibit 10.1 to Form 8-K
dated December 31, 1993.          Report dated January 12, 1994

10.1.2    Consolidated                   Exhibit to Form 8-K Report
Prepackaged Plan of               dated March 10, 1994
Reorganization of Maryland Cable
Corp. and Maryland Cable Holdings
Corp.

10.1.3    Letter Agreement to            Exhibit 10.1 to Registrant's
Purchase and Sell all of the      Annual Report on Form 10-K
Assets of the community antenna   for the fiscal year ended
television systems owned by       December 31, 1988 (File No.
Windsor Cablevision, Inc. between 33-15502)
Williamston Cable Television,
Inc. and Windsor Cablevision,
Inc. dated as of March 7, 1988.

10.1.4    Agreement between TCS,         Exhibit 10.1 to Form 8-K
Registrant, Commonwealth Capital  Report dated December 14,
Partners, L.P., and other         1992 (File No. 0-16690)
parties, dated December 14, 1992.

10.1.5    Management Agreement           Exhibit 10.1.1 to
dated as of June 30, 1992 between Registrant's Annual Report on ML Media Opportunity Partners, Form 10-K for the fiscal year L.P. and Cablevision Systems ended December 31, 1992 (File
Corporation.                      No. 0-16690)

10.2 Promissory Note from                Exhibit 10.2 to Registrant's
Williamston Cable Television,     Annual Report on Form 10-K
Inc. to Windsor Cablevision, Inc. for the fiscal year ended
                                  December 31, 1988 (File No.
                                  33-15502)

10.2 Services Agreement between          Exhibit 10.2 to Form 8-K
Registrant, TCS Management Corp., Report dated December 14,
and Commonwealth Capital          1992 (File 0-16690)
Partners, L.P., dated December
14, 1992.

10.2.1    Asset Purchase                 Exhibit 10.2.1 to
Agreement dated November 16, 1993 Registrant's Quarterly Report between Tar River Communications, on Form 10-Q for the quarter
Inc. and Registrant.              ended September 30, 1993
                                  (File No. 0-16690)
10.3.1    Securities Purchase            Exhibit 28.1 to Registrant's
Agreement dated May 13, 1988      Quarterly Report on Form 10-Q
relating to Prime Cable Systems.  for the quarter ended June
                                  30, 1988 (File No. 0-16690)
10.3.2    Amendment No. 1 to             Exhibit 2(b) to Amendment No.
Securities Purchase Agreement,    2 to the Registration
dated as of October 21, 1988.     Statement of Maryland Cable
                                  Corp. (File No. 33-23679)
10.3.3    Amendment No. 2 to             Exhibit 2(c) to Maryland
Securities Purchase Agreement,    Cable Corp.'s Annual Report
dated as of October 28, 1988.     on Form 10-K for the fiscal
                                  year ended December 31, 1989
                                  (File No. 33-23679)

10.3.4    Purchase and Sale              Exhibit 10.3.4 to
Agreement dated January 22, 1993 Registrant's Annual Report on between Maryland Cable Corp. and Form 10-K for the fiscal year Benchmark Acquisition Fund I ended December 31, 1992 (File
Limited Partnership.              No. 0-16690)

10.4 Credit Agreement dated              Exhibit 28.2 to Registrant's
November 4, 1988 between Maryland quarterly Report on Form 10-Q
Cable Corp., and Citibank, N.A.,  for the quarter ended June
as agent.                         30, 1988 (File No. 0-16690)

10.5 Maryland Cable Corp. to             Exhibit 4(a) to Maryland
Security Pacific National Trust   Cable Corp.'s Annual Report
Company (New York) Trustee -      on Form 10-K for the fiscal
Indenture Dated as of November    year ended December 31, 1989
15, 1988 - $162,406,000 Senior    (File No. 33-23679)
Subordinated Discount Notes due
1988.

10.6 Asset Purchase Agreement            Exhibit 10.6 to Registrant's
dated December 21, 1988 by and    Annual Report on Form 10-K
between CBN Continental           for the fiscal year ended
Broadcasting Network, Inc., and   December 31, 1988 (File No.
ML Media Opportunity Partners,    33-15502)
L.P.

10.7 Agency and Cost Allocation          Exhibit 10(a) to Maryland
Agreement, as amended.            Cable Corp.'s Annual Report
                                  on Form 10-K for the fiscal
                                  year ended December 31, 1989
                                  (File No. 33-23679)

10.8 Fee Sharing Agreement               Exhibit 10(b) to Maryland
between ML Media Opportunity      Cable Corp.'s Annual Report
Partners, L.P. and Maryland Cable on Form 10-K for the fiscal
Corp.                             year ended December 31, 1989
                                  (File No. 33-23679)

10.9 Subordination Agreement by          Exhibit 28(a) to Maryland
and among ML Media Opportunity    Cable Corp.'s Annual Report
Partners, L.P., Maryland Cable    on Form 10-K for the fiscal
Corp. and Security Pacific        year ended December 31, 1989
National Trust Company (New York) (File No. 33-23679) as trustee.

10.10.1   Guaranty of Cellular           Exhibit 10.10.1 to
Holdings, Inc. dated May 19,      Registrant's Quarterly Report
1989.                             on Form 10-Q for the quarter
                                  ended June 30, 1989 (File No.
                                  0-16690)

10.10.2   Security and Pledge            Exhibit 10.10.2 to
Agreement between Cellular        Registrant's Quarterly Report
Holdings, Inc. and ML Media       on Form 10-Q for the quarter
Opportunity Partners, L.P. dated  ended June 30, 1989 (File No.
as of May 19, 1989.               0-16690)

10.10.3   Subscription and               Exhibit 10.10.3 to
Purchase Agreement 666,667 shares Registrant's Quarterly Report of Series A Convertible Preferred on Form 10-Q for the quarter
Stock of General Cellular corp.   ended June 30, 1989 (File No.
Dated as of May 19, 1989.         0-16690)

10.10.4   Certificate of                 Exhibit 10.10.4 to
Designations, Preferences, and    Registrant's Quarterly Report
Relative Rights of Series A       on Form 10-Q for the quarter
Convertible Preferred Stock of    ended June 30, 1989 (File No.
General Cellular Corporation.     0-16690)

10.10.5   Registration Rights            Exhibit 10.10.5 to
Agreement Dated as of May, 19,    Registrant's Quarterly Report
1989 between General Cellular     on Form 10-Q for the quarter
Corp. and ML Media Opportunity    ended June 30, 1989 (File No.
Partners, L.P.                    0-16690)

10.11     Limited Partnership            Exhibit 10.11 to Registrant's
Agreement between Bob Banner      Quarterly Report on Form 10-Q
Associates, the Gary L. Pudney    for the quarter ended June
Co. and ML Media Opportunity      30, 1989 (File No. 0-16690)
Productions, Inc. and ML Media
Opportunity Partners, L.P.

10.12     Stockholders Agreement         Exhibit 10.12 to Registrant's
dated as of September 1, 1989     Annual Report on Form 10-K
among Mediaventures International for the fiscal year ended
Limited, ML Media Opportunity     December 31, 1991
Partners, L.P., Peter Clark and   (File No. 0-16690)
Alan Morris.

10.13     Limited Partnership            Exhibit 10.13 to Registrant's
Agreement of European Media       Annual Report on Form 10-K
Partners dated as of September 1, for the fiscal year ended
1989 among Mediaventures Limited, December 31, 1991
ML Media Opportunity Europe, Inc. (File No. 0-16690) and ML Media Opportunity
Partners, L.P.

10.14     Stock Purchase                 Exhibit 10.14 to Registrant's
Agreement dated as of January 17, Annual Report on Form 10-K
1990 between Malcolm Glazer and   for the fiscal year ended
TCS Television Partners, L.P.     December 31, 1991
                                  (File No. 0-16690)

10.15     Limited Partnership            Exhibit 10.15 to Registrant's
Agreement of TCS Television       Annual Report on Form 10-K
Partners, L.P. dated January 17,  for the fiscal year ended
1990 between Riverdale Media      December 31, 1991
Corp. and ML Media Opportunity    (File No. 0-16690)
Partners, L.P.

10.16     First Amendment to             Exhibit 10.16 to Registrant's
Credit Agreement dated as of      Annual Report on Form 10-K
November 14, 1989 by and among    for the fiscal year ended
Maryland Cable Corp., and         December 31, 1991
Citibank, N.A., as Agent.         (File No. 0-16690)

10.17     Second Amendment to            Exhibit 10.17 to Registrant's
Credit Agreement dated March 30,  Annual Report on Form 10-K
1990 by and among Maryland Cable  for the fiscal year ended
Corp. and Citibank, N.A., as      December 31, 1991
Agent.                            (File No. 0-16690)

10.18     Security and Pledge            Exhibit 10.18 to Registrant's
Agreement between General         Annual Report on Form 10-K
Cellular Corporation and ML Media for the fiscal year ended
Opportunity Partners, L.P. dated  December 31, 1991
as of June 15, 1990.              (File No. 0-16690)

10.19     Employment Agreement           Exhibit 10.19 to Registrant's
dated June 22, 1990 between       Annual Report on Form 10-K
Jessica J. Josephson and          for the fiscal year ended
International Media Publishing,   December 31, 1991
Inc.                              (File No. 0-16690)

10.19.1   Agreement dated                Exhibit 10.19.1 to
November 1, 1992 between Venture  Registrant's Annual Report on
Media and Communications, L.P.,   Form 10-K for the fiscal year
ML Media Opportunity Partners,    ended December 31, 1992
L.P., Jessica J. Josephson,       (File No. 0-16690)
International Media Strategies,
Inc. and International Media
Publishing, L.P.

10.20     Limited Partnership            Exhibit 10.20 to Registrant's
Agreement of International Media  Annual Report on Form 10-K
Publishing L.P. dated June 22,    for the fiscal year ended
1990.                             December 31, 1991
                                  (File No. 0-16690)

10.20.1   Bill of Sale and               Exhibit 10.20.1 to
Agreement dated as of July 16,    Registrant's Quarterly Report
1993 between International Media  on Form 10-Q for the quarter
Publishing, L.P. and Phillips     ended June 30, 1993
Business Information Inc.         (File No. 0-16690)

10.20.2   Bill of Sale and               Exhibit 10.20.2 to
Agreement dated as of July 16,    Registrant's Quarterly Report
1993 between Intelidata Limited   on Form 10-Q for the quarter
and Phillips Business Information ended June 30, 1993
Inc.                              (File No. 0-16690)

10.20.3   Sale and Purchase              Exhibit 10.20.3 to
Agreement dated as of August 6,   Registrant's Quarterly Report
1993 between Intelidata Limited   on Form 10-Q for the quarter
and Romtec plc.                   ended September 30, 1993
                                  (File No. 0-16690)

10.21     TCS Television                 Exhibit 10.21 to Registrant's
Partners, L.P. Note Purchase      Annual Report on Form 10-K
Agreement dated June 1, 1990.     for the fiscal year ended
                                  December 31, 1991
                                  (File No. 0-16690)

10.22     Amended and Restated           Exhibit 10.22 to Registrant's
Credit Agreement dated as of      Annual Report on Form 10-K
September 6, 1991, among Maryland for the fiscal year ended
Cable Corp., Maryland Cable       December 31, 1991
Holdings Corp. and Citibank, N.A. (File No. 0-16690) as Agent.

10.23     Participation Agreement        Exhibit 10.23 to Registrant's
dated as of September 6, 1991,    Annual Report on Form 10-K
among ML Cable Partners, L.P. and for the fiscal year ended
Citibank, N.A., as Agent.         December 31, 1991
                                  (File No. 0-16690)

10.24     Limited Partnership            Exhibit 10.24 to Registrant's
Agreement of ML Cable Partners,   Annual Report on Form 10-K
L.P. dated as of September 4,     for the fiscal year ended
1991.                             December 31, 1991
                                  (File No. 0-16690)

10.25     Certificate of Limited         Exhibit 10.25 to Registrant's
Partnership of ML Cable Partners, Annual Report on Form 10-K
L.P.                              for the fiscal year ended
                                  December 31, 1991
                                  (File No. 0-16690)

10.26     Warrant Purchase               Exhibit 10.26 to Registrant's
Agreement dated as of September   Annual Report on Form 10-K
6, 1991, among Maryland Cable     for the fiscal year ended
Holdings Corp. and Citibank,      December 31, 1991
N.A., as Agent.                   (File No. 0-16690)

10.27     Class A Warrant to             Exhibit 10.27 to Registrant's
Purchase Common Stock of Maryland Annual Report on Form 10-K
Cable Holdings corp., dated       for the fiscal year ended
September 6, 1991.                December 31, 1991
                                  (File No. 0-16690)

10.28     Amended and Restated           Exhibit 10.28 to Registrant's
Subordination Agreement dated as  Annual Report on Form 10-K
of September 6, 1991, among       for the fiscal year ended
Registrant, Maryland Cable Corp., December 31, 1991
Maryland Cable Holdings Corp. and (File No. 0-16690)
Citibank, N.A. as Agent.

10.29     Amendatory Agreement,   Exhibit 10.29 to Registrant's
       dated as of September 6, 1991Annual Report on Form 10-K among Maryland Cable Corp.,for the fiscal year ended
       Maryland Cable Holdings Corp.,December 31, 1991
       and Citibank, N.A. as Agent.(File No. 0-16690)

10.30     Amended and Restated           Exhibit 10.30 to Registrant's
Guaranty to Maryland Cable Corp., Annual Report on Form 10-K
dated as of September 6, 1991, by for the fiscal year ended
Citibank, N.A. as Agent, and      December 31, 1991
Maryland Cable Holdings Corp.     (File No. 0-16690)

10.31     Agent's Fee Agreement          Exhibit 10.31 to Registrant's
dated as of September 6, 1991,    Annual Report on Form 10-K
between Citibank, N.A. and        for the fiscal year ended
Maryland Cable Corp.              December 31, 1991
                                  (File No. 0-16690)

10.32     Co-Sale Agreement dated        Exhibit 10.32 to Registrant's
as of September 6, 1991, among    Annual Report on Form 10-K
Registrant and Maryland Cable     for the fiscal year ended
Holdings Corp.                    December 31, 1991
                                  (File No. 0-16690)

10.33     Agreement for the Sale         Exhibit 10.33 to Registrant's
and Purchase of Information       Annual Report on Form 10-K
Research Division of Logica UK    for the fiscal year ended
Limited, dated December 17, 1991. December 31, 1991
                                  (File No. 0-16690)

10.34     Memorandum and Articles        Exhibit 10.34 to Registrant's
of Association of Intelidata      Annual Report on Form 10-K
Limited, dated as of October 18,  for the fiscal year ended
1991.                             December 31, 1991
                                  (File No. 0-16690)

10.35     Agreement among Bob            Exhibit 10.35 to Registrant's
Banner Associates, The Gary L.    Annual Report on Form 10-K
Pudney Co., ML Media Opportunity  for the fiscal year ended
Productions, Inc., and Registrant December 31, 1991
for withdrawal of Bob Banner      (File No. 0-16690)
Associates and the Gary L. Pudney
Co. as General Partners from
Paradigm Entertainment L.P. dated
May 31, 1991.

10.35.1   Partnership Agreement          Exhibit 10.35.1 to
dated June 23, 1992 among Bob     Registrant's Annual Report on
Banner Associates, Inc. and       Form 10-K for the fiscal year
Paradigm Entertainment, L.P.      ended December 31, 1992
                                  (File No. 0-16690)
10.36a    Articles of Association        Exhibit 10.36a to Form 10-Q
of Media Ventures Investments     for the quarter ended March
Ltd.                              31, 1992
                                  (File No. 0-16690)

10.36b    Special Resolution of          Exhibit 10.36b to Form 10-Q
Media Ventures Investments Ltd.   for the quarter ended March
                                  31, 1992
                                  (File No. 0-16690)

10.36c    Articles of Association        Exhibit 10.36c to Form 10-Q
of European Media Partners, Ltd.  for the quarter ended March
                                  31, 1992
                                  (File No. 0-16690)

10.36d    Special Resolution of          Exhibit 10.36d to Form 10-Q
European Media Partners, Ltd.     for the quarter ended March
                                  31, 1992
                                  (File No. 0-16690)

10.36e    Certificate of                 Exhibit 10.36e to Form 10-Q
Incorporation on Change of Name   for the quarter ended March
(various).                        31, 1992
                                  (File No. 0-16690)

10.36f    Resolution of                  Exhibit 10.36f to Form 10-Q
Investment by ALP Enterprises in  for the quarter ended March
European Media Partners, Ltd.     31, 1992
                                  (File No. 0-16690)

10.36g    Resolution of initial          Exhibit 10.36g to Form 10-Q
ownership structure of European   for the quarter ended March
Media Partners, Ltd.              31, 1992
                                  (File No. 0-16690)

10.36h    Agreement to transfer          Exhibit 10.36h to Form 10-Q
of International Programme        for the quarter ended March
Ventures Limited to European      31, 1992
Media Partners, Ltd.              (File No. 0-16690)

10.36i    Agreement for the Sale         Exhibit 10.36i to Form 10-Q
and Purchase of 50% of the issued for the quarter ended March
Share Capital of Neomedion Ltd.   31, 1992
                                  (File No. 0-16690)

10.36j    Listing of Shareholders        Exhibit 10.36j to Form 10-Q
at May 14, 1992 of Mediaventures  for the quarter ended March
Investments Ltd., European Media  31, 1992
Partners, Ltd. and Neomedion Ltd. (File No. 0-16690)

10.37     Management Agreement by        Exhibit 10.37 to Quarterly
and between Fairfield             Report on Form 10-Q for the
Communications, Inc. and ML Media quarter ended June 30, 1993
Partners, L.P. and Registrant     (File No. 0-16690)
dated May 15, 1993.

10.37.1   Sharing Agreement by           Exhibit 10.37.1 to Quarterly
and among ML Media Partners,      Report on Form 10-Q for the
L.P., Registrant, RP Companies,   quarter ended June 30, 1993
Inc., Radio Equity Partners,      (File No. 0-16690)
Limited Partnership and Fairfield
Communications, Inc.

10.37.2   Option Agreement by and
between U.S. Radio, Inc. and
Registrant relating to station
WMXN-FM dated January 25, 1994.

10.37.3   Time Brokerage
Agreement by and between U.S.
Radio, L.P. and Registrant
relating to station WMXN-FM dated
January 25, 1994.

99.1 Pages 13 through 21 and 41          Exhibit 28.1 to Registrant's
through 50 of Prospectus of the   Annual Report on Form 10-K
Partnership dated December 31,    for the fiscal year ended
1987, filed pursuant to Rule      December 31, 1987
424(b) under the Securities Act   (File No. 33-15502)
of 1933.

99.2 Pages 12 through 15, 17, 18,        Exhibit 28.2 to Registrant's
22 through 25, 41 through 53 and  Annual Report on Form 10-K
55 through 72 of Prospectus for   for the fiscal year ended
Maryland Cable Corp.'s offering   December 31, 1988
of $162,406,000 Senior            (File No. 33-15502)
Subordinated Discount Notes due
1998 and Maryland Cable Holdings
Corp.'s offering of 2,000,000
Shares of Class B common Stock.

99.3 Form 8-K Current Report for         Exhibit 28.3 to Registrant's
ML Media Opportunity Partners,    Quarterly Report on form 10-Q
L.P. dated November 17, 1988.     for the quarter ended
                                  September 29, 1989
                                  (File No. 0-16690)


(b)    Reports on Form 8-K

       None.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                       By: Media Opportunity Management Partners
                           General Partner

                       By: ML Opportunity Management Inc.


Dated: March 31, 1994  /s/ Kevin K. Albert
                           Kevin K. Albert
                           President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP OPPORTUNITY MANAGEMENT, L.P.

                       By: IMP Opportunity Management Inc.
                           a general partner


       Signature                     Title                  Date

 /s/ I. Martin Pompadur   Director and                 March 31, 1994
    (I. Martin Pompadur)  President(principal
                          executive officer of the
                          Registrant)

ML OPPORTUNITY MANAGEMENT INC. ("MLOM")


        Signature                   Title               Date

                            Each with respect to
                            MLOM unless otherwise
                            noted)

 /s/ Kevin K. Albert        Director and           March 31, 1994
    (Kevin K. Albert)       President

 /s/ Robert F. Aufenanger   Director and           March 31, 1994
    (Robert F. Aufenanger)  Executive Vice
                            President

 /s/ James K. Mason         Director               March 31, 1994
    (James K. Mason)

 /s/ Robert W. Seitz        Director and Vice      March 31, 1994
    (Robert W. Seitz)       President

 /s/ David G. Cohen         Treasurer              March 31, 1994
    (David G. Cohen)        (principal accounting
                            officer and principal
                            financial officer of
                            the Registrant)
                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ML MEDIA OPPORTUNITY PARTNERS, L.P.
                              By:Media Opportunity Management
                                    Partners
                                 General Partner

                              By:ML Opportunity Management Inc.



Dated:  March   , 1994
                              Kevin K. Albert
                              Director and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP OPPORTUNITY MANAGEMENT, L.P.


                              By:IMP Opportunity Management Inc.
                                 a general partner


        Signature                   Title               Date



                            Director and           March   , 1994
(I. Martin Pompadur)        President(principal
                            executive officer)

ML OPPORTUNITY MANAGEMENT INC. ("MLOM")


        Signature                   Title               Date




                            Director and           March   , 1994
(Kevin K. Albert)           President


                            Director and           March   , 1994
(Robert F. Aufenanger)      Executive Vice
                            President


                            Director               March   , 1994
(James K. Mason)


                            Director and Vice      March   , 1994
(Robert W. Seitz)           President


                            Treasurer              March   , 1994
(David G. Cohen)            (principal accounting
                            officer and principal
                            financial officer of
                            the Registrant)