Form 10-Q
period 1994-03-31
ML MEDIA OPPORTUNITY PARTNERS L P
filed 1994-05-16
CIK 818080

-1-

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended
                          March 31,1994

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

Registrant's telephone number, including area code:
(212) 236-6472


                                             N/A
  Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      .





MOPP10K\MOP1Q.94

              Item 1.   Financial Statements

               TABLE OF CONTENTS
                                                      Page


Consolidated Balance Sheets as of March 31, 1994
(Unaudited) and December 31, 1993 (Unaudited)          3-4

Consolidated Statements of Operations for the
thirteen week periods ended March 31, 1994
(Unaudited), and March 31, 1993 (Unaudited)            5-6

Consolidated Statements of Cash Flows for the
thirteen week periods ended March 31, 1994
(Unaudited), and March 31, 1993 (Unaudited)           7-10

Notes to the Consolidated Financial Statements
for the thirteen week periods ended March 31,
1994 (Unaudited)                                      11-25



              ML MEDIA OPPORTUNITY PARTNERS, L.P.
 CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1994 (UNAUDITED)
               AND DECEMBER 31, 1993 (UNAUDITED)

                                    March 31,     December 31,
                          Notes         1994            1993
ASSETS:
Cash and cash
  equivalents               2       $  4,483,340   $  4,657,815
Accounts receivable
  (net of allowance for
  doubtful accounts of
  $193,625 at March
  31, 1994 and $171,390
  at December 31, 1993)                2,815,093      3,959,680
Prepaid expenses and
  deferred charges
  (net of accumulated
  amortization of
  $2,838,313 at
  March 31, 1994,
  and $2,711,667 at
  December 31, 1993)                   1,073,553      1,208,573
Property, plant and
  equipment (net of
  accumulated
  depreciation of
  $12,515,878 at
  March 31, 1994 and
  $12,372,024 at
  December 31, 1993)        2          5,888,094      5,723,402
Intangible assets (net
  of accumulated
  amortization of
  $20,794,074 at
  March 31, 1994 and
  $20,481,214 at
  December 31, 1993)        2         36,462,982     36,454,624
Investment in joint
  ventures and common
  stock                                1,261,666      1,261,666
Other assets                             760,852        867,723
TOTAL ASSETS                       $  52,745,580  $  54,133,483



                               (Continued on the following page)

              ML MEDIA OPPORTUNITY PARTNERS, L.P.
  CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1994 (UNAUDITED)
               AND DECEMBER 31, 1993 (UNAUDITED)
                          (continued)
                                    March 31,      December 31,
                          Notes         1994             1993
LIABILITIES AND
  PARTNERS' DEFICIT:
Liabilities:
Borrowings                  2      $  42,999,804    $  42,999,804
Accounts payable and
  accrued liabilities                  9,058,349        8,711,807
Net liabilities of
  discontinued
  operations and
  deconsolidated
  subsidiary-Cable
  television systems
  segment                  2,3       120,787,548      113,678,564

Total Liabilities                    172,845,701      165,390,175
Minority interest                        100,185           99,854
Partners' Deficit:
General Partners:
Capital contributions,
  net of offering
  expenses                  1          1,019,428        1,019,428
Cumulative loss                      (2,277,884)      (2,112,501)
                                     (1,258,456)      (1,093,073)
Limited Partners:
Capital contributions,
  net of offering
  expenses
  (112,147.1 Units of
  Limited Partnership
  Interest)                 1        100,914,316      100,914,316
Tax allowance cash
  distribution                       (2,040,121)      (2,040,121)
Cumulative loss                    (217,816,045)    (209,137,668)
                                   (118,941,850)    (110,263,473)
Total Partners' Deficit            (120,200,306)    (111,356,546)
TOTAL LIABILITIES AND
  PARTNERS' DEFICIT                $  52,745,580    $  54,133,483

See Notes to Consolidated Financial Statements (Unaudited)


          ML MEDIA OPPORTUNITY PARTNERS, L.P.
         CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN WEEK PERIODS ENDED
               MARCH 31, 1994 (UNAUDITED)
             AND MARCH 31, 1993 (UNAUDITED)
                             March 31,      March 31,
                    Note         1994           1993
                      s

Operating Revenues         $  3,415,363    $    886,172


Operating Expenses:
Property operating
 expenses                     1,599,131       1,101,161
General and
 administrative               1,226,475         156,910
Depreciation and
 amortization                   583,357         172,863
Management fees                 784,643         746,700

                              4,193,606       2,177,634
Operating loss from
 continuing
 operations                   (778,243)     (1,291,462)

Other(Expense)
 Income:
Interest expense            (1,279,731)               -
Interest income                  25,194          57,357
Other expenses                 (25,667)        (42,589)
                            (1,280,204)          14,768
Loss from
 continuing
 operations before
 equity in loss of
 joint ventures and
 minority interest
 share of
 net/(income) loss
 of consolidated
 joint ventures             (2,058,447)     (1,276,694)

Equity in loss of
 joint ventures       4               -     (1,288,838)

          ML MEDIA OPPORTUNITY PARTNERS, L.P.
         CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN WEEK PERIODS ENDED
               MARCH 31, 1994 (UNAUDITED)
             AND MARCH 31, 1993 (UNAUDITED)
                      (continued)

                             March 31,      March 31,
                    Note         1994           1993
                      s
Minority interest
 share of
 net (income)/loss
 of consolidated
 joint ventures                    (331)         26,969

Loss from
 continuing
 operations                  (2,058,778)    (2,538,563)

Loss from
 discontinued
 operations:         2,
                      3

 Cable television
 systems segment             (6,784,982)    (6,835,258)

 Business
 information
 services segment                      -      (140,292)

NET LOSS                     $(8,843,760   $(9,514,113)

Per Unit of Limited
 Partnership
 Interest:

Loss from
 continuing
 operations                 $    (18.18)  $     (22.41)

Loss from
 discontinued
 operations                      (59.89)        (61.58)

NET LOSS                    $    (78.07)  $     (83.99)

Number of Units                112,147.1      112,147.1

See Notes to Consolidated Financial Statements
(Unaudited).

          ML MEDIA OPPORTUNITY PARTNERS, L.P.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THIRTEEN WEEK PERIODS ENDED MARCH 31, 1994
      (UNAUDITED) AND MARCH 31, 1993 (UNAUDITED)

                            March 31,      March 31,
                                1994           1993
Cash flows from
operating activities:

Net loss                  $(8,843,760)    $ (9,514,113)

Adjustments to reconcile
 net loss to net cash
 provided by operating
 activities:

Depreciation and
 amortization                  583,357          172,863

Bad debt reserve
 adjustment                     22,235           10,089

Equity in loss of joint
 ventures                            -        1,288,838

Minority interest share
 of net (income) loss              331         (26,969)



          ML MEDIA OPPORTUNITY PARTNERS, L.P.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1994
      (UNAUDITED) AND MARCH 31, 1993 (UNAUDITED)

                            March 31,      March 31,
                                1994           1993

Change in operating
 assets and liabilities

Decrease in accounts
 receivable                  1,117,923          224,302

Decrease in interest
 receivable                      4,429                -

Decrease in prepaid
 expenses and deferred
 charges                         8,374           13,359

Decrease/(Increase) in
 other assets                  106,871        (233,711)

Increase in accounts
 payable and accrued
 liabilities                   346,541          304,758

Increase in net
 liabilities of
 discontinued operations     7,108,984        7,574,700


            ML MEDIA OPPORTUNITY PARTNERS, L.P.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1994
         (UNAUDITED) AND MARCH 31, 1993 (UNAUDITED)
                        (continued)

                              March 31,        March 31,
                                  1994             1993

Increase in deferred                    -          690,798
revenue

Net cash provided by
 operating activities             455,285          504,914

Cash flows from investing
 activities:
Purchase of  property,
 plant and equipment            (308,877)         (57,690)
Increase in intangible
 assets                         (320,883)        (107,518)
Other                                   -        (292,568)

Net cash used in investing
activities                      (629,760)        (457,776)




            ML MEDIA OPPORTUNITY PARTNERS, L.P.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1994
        (UNAUDITED) AND MARCH 31, 1993 (UNAUDITED)
                        (continued)


                               March 31,      March 31,
                                   1994           1993
Cash flows from financing
 activities:
Principal payments on bank
 loans                                   -      (350,000)

Net cash used in financing
 activities                              -      (350,000)

Net decrease in cash and
cash equivalents                 (174,475)      (302,862)

Cash and cash equivalents
 at beginning of period          4,657,815      7,637,846

Cash and cash equivalents
 at end of period              $ 4,483,340   $  7,334,984

Cash paid for interest         $   837,107   $    738,485





See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1994 (UNAUDITED)


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

Certain 1993 items have been reclassified to conform to 1994 presentation.

In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature, except as disclosed in Note 3.

Additional information, including the audited year end 1993 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1993 on file with the Securities and Exchange Commission.

Statement of Financial Accounting Standards No. 112

Effective January 1, 1994, the Partnership adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). The effect of the adoption of SFAS No. 112 was not material to the Partnership's financial position or results of operations.

2.   Liquidity

At March 31, 1994, the Partnership had $4,483,340 in cash and cash equivalents, of which $1,796,296 was limited for use at the operating level and $2,687,044 was the Partnership's working capital.

The Partnership has begun the process of selling or disposing of certain of its investments. The Partnership sold the assets of IMPLP/IMPI/Intelidata in July 1993, entered into an agreement to sell its Windsor Cable Systems in November, 1993 and entered into an Option Agreement to sell WMXN-FM in January, 1994. In addition, the Partnership's Prepackaged Plan of Reorganization of Maryland Cable has been confirmed by the United States bankruptcy court (see below). The status of all of the Partnership's investments is discussed in more detail below.

Maryland Cable

Proposed Restructuring

On May 2, 1994, the United States Bankruptcy Court - Southern District of New York confirmed the Amended Prepackaged Plan of Reorganization of Maryland Cable and Holdings (the "Prepackaged Plan"). Consummation of the Prepackaged Plan is subject to various conditions specified in the Plan, including approval by the franchising authorities and the FCC of the transfer of the cable systems operated by Maryland Cable to a newly formed limited partnership ("Newco") that would acquire all of the assets of Maryland Cable, subject to the liabilities of Maryland Cable, and the payment upon consummation of each of the payments described below. The Prepackaged Plan requires that the Plan be consummated on or before September 30, 1994. There is no assurance that the conditions to the Prepackaged Plan will be satisfied or that the Plan will be consummated.

If the Prepackaged Plan is consummated, control of Maryland Cable will be transferred to Newco. As such, Maryland Cable has been deconsolidated in the accompanying balance sheets and Maryland Cable's operations have been included as discontinued operations through the first quarter of 1994 (see Note 3). Maryland Cable's operating losses subsequent to March 31, 1994 through the date of disposal have not been provided for since the Partnership anticipates a gain on the disposal of Maryland Cable. In addition, reported interest expense accrued on the fully-accreted Subordinated Discount Notes for the period subsequent to March 10, 1994, the date of Maryland Cable's bankruptcy filing, (which interest expense is included in the Loss from discontinued operations-Cable television systems segment in the accompanying statements of operations) differs from stated contractual interest by approximately $1.4 million. Such interest will not be paid pursuant to the terms of the Prepackaged Plan.

Under the Prepackaged Plan, the Partnership would receive a 4.9% interest in Newco in satisfaction of: (a) the $3,600,000 in Subordinated Promissory Notes held by the Partnership, plus accrued interest of approximately $2,700,000; (b) the $5,379,833 in deferred management fees payable to the Partnership; and (c) certain other amounts payable to the Partnership. The Partnership has the right, and intends to exercise the right, to sell its interest in Newco to Newco or to Water Street Corporate Recovery Fund I, L.P., the holder of 85% of the outstanding principal amount of the 15-3/8% Subordinated Discount Notes due 1998 (the "Discount Notes") of Maryland Cable on the date the Prepackaged Plan is consummated (the "Effective Date") for $2,846,423. ML Cable Partners, which is 99% owned by the Partnership, would receive payment in full of the $6,830,000 participation it holds in the senior bank debt of Maryland Cable. In addition, the Partnership would be paid on the Effective Date a management fee for managing the Maryland Cable Systems from January 1, 1994 to the Effective Date based on the gross revenues of the Systems during that period. If, prior to the Effective Date, holders of the Discount Notes transfer a majority of the outstanding principal amount of the Discount Notes, the Partnership would receive an additional payment equal to 5% of the amount by which the Value (as defined) of the Systems exceeds $180,000,000. The Prepackaged Plan also provides for a payment of $500,000 to MultiVision Cable TV Corp. in settlement of severance and other costs relating to the termination of MultiVision as manager of the Systems.

Under the Prepackaged Plan, the holders of Maryland Cable's senior bank debt agreed to accept newly issued promissory notes from Newco in a principal amount equal to the principal amount of the senior bank debt plus accrued interest at the default rate from the date of filing of the Prepackaged Plan.

The filing of the Prepackaged Plan was made on March 10, 1994 pursuant to the Exchange Agreement dated as of December 31, 1993 among the Partnership, Maryland Cable, Holdings, ML Cable
Partners, Water Street and one other holder of the Discount
Notes.

On January 18, 1994, as a result of the defaults under the senior bank debt, the holders of the senior bank debt exercised their rights to collect Maryland Cable's lockbox receipts and apply such receipts towards the repayment of the outstanding senior bank debt, related accrued interest, and fees and expenses. As of March 9, 1994, one day prior to the filing of the Prepackaged Plan, the holders of the senior bank debt applied approximately $4,800,000 in lockbox receipts towards the repayment of the outstanding senior bank debt, related accrued interest, and fees and expenses.

Impact of Cable Legislation

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

In the area of rate regulation, the 1992 Cable Act establishes an entirely new regulatory scheme. As an initial effort to implement this scheme, the FCC, on May 3, 1993, released a Report and Order ("Rate Order") containing new rules and regulations governing the rates for certain cable television services and equipment. The new rules, among other things, set certain benchmarks which will enable local franchise authorities to require rates for "basic service" (minimally, local broadcast and access channels) and the FCC (upon receipt of individual complaints) to require rates for certain satellite program services (excluding premium channels) to fall approximately 10% from September 30, 1992 levels, unless the cable operator is already charging rates that are at a so-called "competitive" benchmark level or it can justify a higher rate based on a cost-of-service showing. Rates of all regulated cable systems will then be subject to a price cap that will govern the extent to which rates can be raised in the future without a cost-of-service showing. The rules announced in May, 1993, became effective on September 1, 1993, but remained subject to considerable debate and uncertainty as several major issues and FCC proceedings awaited resolution.

On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. (The full text of these further measures was, however, not released until March 30, 1994.) The major additional actions taken by the FCC include the following: (1) a modification of its benchmark methodology in a way which will effectively require cable rates to be reduced, on average, and with certain possible exceptions, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order. Several weeks earlier, and partly in anticipation of these actions, the FCC extended its industry-wide freeze on rates for regulated cable services until May 15, 1994. The new benchmark standards and cost-of-service rules become effective May 15, 1994.

In deciding to substantially revise its benchmark methodology for regulated cable rates, the FCC has actually created two benchmark systems. Thus, whereas the modified rate regulations adopted on February 22, 1994 will become effective as of May 15, 1994, regulated rates in effect before that date will continue to be governed by the old benchmark system.

In its May 1993 Rate Order the FCC exempted from rate regulation the price of packages of "a la carte" channels if certain conditions were met. Upon reconsideration, however, the FCC on February 22, 1994 effectively tightened its regulatory treatment of "a la carte" packages by establishing more elaborate criteria designed to ensure that such practices are not employed so as to unduly evade rate regulation. Now, when assessing the appropriate regulatory treatment of "a la carte" packages, the FCC will consider, inter alia, the following factors as possibly suggesting that such packages do not qualify for non-regulated treatment: whether the introduction of the package avoids a rate reduction that otherwise would have been required under the FCC's rules; whether an entire regulated tier has been eliminated and turned into an "a la carte" package; whether a significant number or percentage of the "a la carte" channels were removed from a regulated service tier; whether the package price is deeply discounted when compared to the price of an individual channel; and whether the subscriber must pay significant equipment or other charges to purchase an individual channel in the package. In addition, the FCC will consider factors that will reflect in favor of non-regulated treatment such as whether the channels in the package have traditionally been offered on an "a la carte" basis or whether the subscriber is able to select the channels that comprise the "a la carte" package. "A la carte" packages which are found to evade rate regulation rather than enhance subscriber choice will be treated as regulated tiers, and operators engaging in such practices may be subject to forfeitures or other sanctions by the FCC. Local franchising authorities may make the initial determination as to whether such offerings should be treated as regulated or unregulated.

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost-of-service proceedings initiated by cable operators. Operators who elect to pursue cost-of-service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25% It has also determined that acquisition costs above book value are presumptively excluded from the rate base. At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost-of-service showing, except that, once rates have been set pursuant to a cost-of-service approach, cable operators may not file a new cost-of-service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service. The FCC is in the process of receiving comments on these interim rules and proposes to adopt them as final rules.

The Partnership is currently unable to assess the full impact of the FCC's further rate regulation decisions released on March 30, 1994, and the 1992 Cable Act generally upon its business prospects or future financial results. However, the rate reductions mandated by the FCC in May of 1993 have had, and will most likely continue to have, a detrimental impact on the revenues and profits of the Partnership's cable television operations. In addition, the rate reductions and limits on the pricing of a-la-carte cable services announced on February 22, 1994 (and released March 30, 1994) are likely to have a further detrimental impact on those revenues and profits. Although the impact of the 1992 Cable Act and certain recent FCC actions cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law may have a material negative impact on the financial condition, liquidity, and value of the Partnership.
As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, the Partnership's cable properties, on a franchise by franchise basis, were required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. At that time, the Partnership began instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by the Partnership's cable systems, the rate regulation required by the 1992 Cable Act had a detrimental impact on the revenues and profits of the Partnership's cable systems. The further rate reduction mandated by the February 22, 1994 FCC action and any limits imposed by such action on a-la-carte pricing are likely to have a further detrimental impact on those revenues and profits.

GCC

As of March 31, 1994, the Partnership's 351,665 shares in GCC represented an ownership percentage equal to approximately 4.2%. On January 20, 1994, the majority stockholders of GCC and certain holders of interests in MARKETS Cellular Limited Partnership ("MCLP"), PN Cellular, Inc. ("PNCI" and together with MCLP, "PNC"), executed a Memorandum of Intention (the "Memorandum") pursuant to which the parties thereto expressed their intent to effect a proposed business combination of GCC and PNC. PNC holds and operates cellular licenses covering a total of approximately 1.96 million pops (defined as the population in an area covered by a cellular franchise). If consummated, this business combination would result in a cellular operation approximately twice the size of the current GCC. The Memorandum is not binding on any of the parties thereto and such parties may withdraw therefrom at any time for any reason. Furthermore, the parties have not agreed to definitive terms of such a transaction. No assurance can be given that definitive agreements will be completed and executed, or that all required regulatory approvals will be obtained in order to consummate any such transaction.

WMXN-FM

During the first quarter of 1994, revenues generated by WMXN-FM, combined with the station's cash balances, were sufficient to cover its operating costs (before management fees).

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

The Partnership may choose to advance additional funds to WMXN-
FM if any are required; however, the Partnership has no obligation to advance any additional funds to WMXN-FM and WMXN-
FM has no liability for borrowed funds.

TCS

As of March 31, 1994, TCS was in default of covenants under its note agreements and failed to make a scheduled principal payment of $500,000 due February 28, 1994. In addition, TCS expects to default on the majority of its scheduled principal payments for the remainder of 1994 as well as in 1995. TCS is engaged in negotiations with its note holders, although the outcome of these negotiations cannot be predicted at this time. While TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the right to foreclose on the stock of the operating subsidiaries that own the three TCS stations, but not the assets of the Partnership. It is unlikely that the Partnership will recover more than a nominal amount of its investment in TCS. As of March 31, 1994, TCS represented 86% of the Partnership's total assets and 95% of the Partnership's operating revenues from continuing operations.

Paradigm

Paradigm and/or BBAD are not currently producing a sufficient number of television programs to cover overhead costs indefinitely, although the Partnership has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992. Paradigm and/or BBAD have taken several steps to reduce operating costs, primarily by reducing the number and compensation of employees. However, Paradigm and/or BBAD did not operate profitably during the first quarter of 1994, and are currently dependent on outside sources, primarily Associates, to finance Paradigm's and/or BBAD's monthly operating costs. The Partnership has elected not to fund such operating costs. The Partnership has no obligation to advance any additional funds to Paradigm and/or BBAD and actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs, but was unable to identify such a partner. Paradigm and/or BBAD have no liability for borrowed funds. The Partnership is negotiating with Associates the terms of an agreement under which Paradigm would retain the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD would be assigned to Associates, and Paradigm would retain a percentage interest in all such projects and concepts. In any event, the Partnership will most likely recover only a nominal portion, if any, of its original investment in Paradigm and/or BBAD. Due in part to the Partnership's unwillingness to advance additional funds to fund the continuing operating losses and possible winding down of Paradigm's and BBAD's operating activities, the Partnership recorded in the second quarter of 1993 a writedown of approximately $516,000 of certain assets of Paradigm and BBAD to reduce the Partnership's net investment to a net realizable value of zero.

Windsor

Windsor's operations did not generate sufficient cash to service fully its scheduled installments on the Windsor Note. In July, 1992, the Partnership began making monthly payments on the Windsor Note which were sufficient to pay all interest due; however, such payments were not sufficient to pay all of Windsor's scheduled monthly installments of principal; the Partnership is therefore in default of the Windsor Note. On June 23, 1992, the holder of the Windsor Note gave the Partnership notice of default and informed the Partnership that it has the ability to accelerate the maturity of the indebtedness and foreclose on the assets of Windsor (but not the other assets of the Partnership). The Partnership does not anticipate advancing any funds to Windsor.

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

Investments and EMP, Ltd.

Investments, EMP, Ltd. and their affiliates are, currently, reliant on their cash balances and/or additional funding from ALP Enterprises or other, as yet unidentified, financing sources to fund their continuing operations. Furthermore, the Partnership expects to advance no further funds to Investments, EMP, Ltd., or their affiliates beyond those funds already advanced. If Investments, EMP, Ltd. and their affiliates are unable to support their operations from current cash balances and/or additional funding from ALP Enterprises or other, as yet unidentified, financing sources, Investments and EMP, Ltd. might be forced to cease their operations. The Partnership is currently discussing with EMP, Ltd. the terms of a potential restructuring which should improve EMP, Ltd.'s ability to secure additional capital by reducing the Partnership's interest in the media businesses owned and managed by EMP Ltd. In any event, it is unlikely Registrant will recover its $2 million investment in Investments.

IMP/Intelidata

Effective July 1, 1993, the Partnership entered into three transactions to sell the business and assets of IMPLP/IMPI and Intelidata. As a result of these transactions, the Partnership recorded a writedown of approximately $364,000 of certain assets of IMPLP/IMPI/Intelidata in the second quarter of 1993 to reduce the Partnership's net investment to a net realizable value of zero.

Subsequent to the sale of the businesses, the Partnership advanced additional funds totaling approximately $0.1 million to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors, but made no such advances during the first quarter of 1994. However, the Partnership anticipates that it may be required to make additional such advances to IMPLP/IMPI and Intelidata during 1994. The total of any Partnership obligations to fund such advances, including certain contractual obligations, is not currently anticipated to exceed the amount of the writedown. It is unlikely that the Partnership will recover any of its investments in IMPLP/IMPI/Intelidata.

Summary

In summary of the Partnership's liquidity status, of the approximately $2.7 million that the Partnership has available for working capital, a portion may be utilized to support anticipated funding needs, or possible restructurings, as appropriate for its investments. The Partnership has no contractual commitment to advance funds to any of these investments except for the commitments described below.

The Partnership, in the appropriate circumstances, will consider utilizing its working capital to fund cash shortfalls or to restructure the debt of certain of its investments. As discussed above, the Partnership is also selling or disposing of certain of its investments. Any additional use of the Partnership's working capital to support its existing investments is at the discretion of the Partnership except for commitments made by the Partnership for certain obligations of Maryland Cable (to the extent that Maryland Cable does not discharge those obligations).

3.   DISCONTINUED OPERATIONS

Cable Television Systems Segment

Due to the pending sale of Windsor and the likely divestiture of Maryland Cable (see Note 2), the Partnership has presented its Cable Television Systems Segment (comprised of Maryland Cable and Windsor) as discontinued operations as of, and for the quarter ended, March 31, 1994. The December 31, 1993 Consolidated Balance Sheet and the March 31, 1993 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been restated to present the Cable Television Systems Segment as discontinued operations.

The net liabilities of discontinued operations on the Consolidated Balance Sheet are comprised of the following:

                                 As of             As of
                               March 31,        December 31,
                                    1994              1993

Property, plant and
equipment, net                $  43,946,657      $  45,342,432

Intangible assets, net           84,235,407         85,521,053

Other assets                      6,790,296          6,153,656

Borrowings                    (237,988,202)      (242,623,751)

Other liabilities              (17,771,706)        (8,071,954)

Net liabilities of
discontinued operations      $(120,787,548)     $(113,678,564)


Summarized results of discontinued operations of this segment on the Consolidated Statements of Operations are as follows:

                            13 Weeks Ended  13 Weeks Ended
                            March 31, 1994  March 31, 1993

Operating Revenues            $10,714,539      $11,173,615

Less:  Operating Expenses       8,873,666       10,701,303

Operating Income                1,840,873          472,312

Other Expenses, net           (8,625,855)      (7,307,570)

Loss from discontinued
operations                   $(6,784,982)     $(6,835,258)


Business Information Services Segment

Effective July 1, 1993, the Partnership sold the business and assets of IMPLP/IMPI and Intelidata (the Business Information Services Segment). The results of the Business Information Services Segment have been reported separately in the Consolidated Statements of Operations as discontinued operations. Summarized results of the discontinued operations of this segment are as follows:

                              13 Weeks Ended   13 Weeks Ended
                              March 31, 1994   March 31, 1993

Operating Revenues                   $    -        $ 557,062

Less: Operating Expenses                  -          698,621

Operating Loss                            -        (141,559)

Other Income, net                         -            1,267

Loss from discontinued
operations                           $    -       $(140,292)


There were no net liabilities from the discontinued operations of the Business Information Services Segment as of March 31,
1994 and as of December 31, 1993.

4.   TCS

The Partnership consolidated TCS as of March 26, 1993, the date it received regulatory approval for the restructuring of the ownership of TCS. Through March 25, 1993, the Partnership utilized the equity method of accounting for TCS. The following data was prepared to illustrate the effects of TCS on the operations of the Partnership:

                        13 Weeks Ended   13 Weeks Ended
                        March 31, 1994   March 31, 1993

Total Revenues - TCS      $  3,239,947         $      --
Total Expenses - TCS         4,242,443                --

Equity in loss of
  joint venture -
  TCS                               --      (1,288,838)

Net Loss - TCS           $ (1,002,496)     $ (1,288,838)


Therefore, as a result of TCS being consolidated by the Partnership, the total revenues and total expenses of the Partnership increased by approximately $3.2 million and $4.2 million, respectively, for the thirteen weeks ended March 31, 1994.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          Liquidity and Capital Resources

At March 31, 1994, Registrant had $4,483,340 in cash and cash equivalents, of which $1,796,296 was limited for use at the operating level and $2,687,044 was Registrant's working capital.

Registrant has begun the process of selling or disposing of certain of its investments. Registrant sold the assets of IMPLP/IMPI/Intelidata in July 1993, entered into an agreement to sell its Windsor Cable Systems in November, 1993 and entered into an Option Agreement to sell WMXN-FM in January, 1994. In addition, Registrant's Prepackaged Plan of Reorganization of Maryland Cable has been confirmed by the United States bankruptcy court (see below). The status of all of Registrant's investments is discussed in more detail below.

In summary of Registrant's liquidity status, of the approximately $2.7 million that Registrant has for working capital, a portion may be utilized to support anticipated funding needs or possible restructurings, as appropriate, for its investments. Registrant has no contractual commitment to advance funds to any of its investments except for the commitments described below.

Registrant, in the appropriate circumstances, will consider utilizing its working capital to fund cash shortfalls or to restructure the debt of certain of its investments. As discussed above, Registrant is also in the process of selling or disposing of certain of its investments. Any additional use of Registrant's working capital to support its existing investments is at the discretion of Registrant except for commitments made by Registrant for certain obligations of Maryland Cable (to the extent that Maryland Cable does not discharge those obligations).

Maryland Cable

Proposed Restructuring

On May 2, 1994, the United States Bankruptcy Court - Southern District of New York confirmed the Amended Prepackaged Plan of Reorganization of Maryland Cable and Holdings (the "Prepackaged Plan"). Consummation of the Prepackaged Plan is subject to various conditions specified in the Plan, including approval by the franchising authorities and the FCC of the transfer of the cable systems operated by Maryland Cable to a newly formed limited partnership ("Newco") that would acquire all of the assets of Maryland Cable, subject to the liabilities of Maryland Cable, and the payment upon consummation of each of the payments described below. The Prepackaged Plan requires that the Plan be consummated on or before September 30, 1994. There is no assurance that the conditions to the Prepackaged Plan will be satisfied or that the Plan will be consummated.

Under the Prepackaged Plan, Registrant would receive a 4.9% interest in Newco in satisfaction of: (a) the $3,600,000 in Subordinated Promissory Notes held by Registrant, plus accrued interest of approximately $2,700,000; (b) the $5,379,833 in deferred management fees payable to Registrant; and (c) certain other amounts payable to Registrant. Registrant has the right, and intends to exercise the right, to sell its interest in Newco to Newco or to Water Street Corporate Recovery Fund I, L.P., the holder of 85% of the outstanding principal amount of the 15-3/8% Subordinated Discount Notes due 1998 (the "Discount Notes") of Maryland Cable on the date the Prepackaged Plan is consummated (the "Effective Date") for $2,846,423. ML Cable Partners, which is 99% owned by Registrant, would receive payment in full of the $6,830,000 participation it holds in the senior bank debt of Maryland Cable. In addition, Registrant would be paid on the Effective Date a management fee for managing the Maryland Cable Systems from January 1, 1994 to the Effective Date based on the gross revenues of the Systems during that period. If, prior to the Effective Date, holders of the Discount Notes transfer a majority of the outstanding principal amount of the Discount Notes, Registrant would receive an additional payment equal to 5% of the amount by which the Value (as defined) of the Systems exceeds $180,000,000. The Prepackaged Plan also provides for a payment of $500,000 to MultiVision Cable TV Corp. in settlement of severance and other costs relating to the termination of MultiVision as manager of the Systems.

Under the Prepackaged Plan, the holders of Maryland Cable's senior bank debt agreed to accept newly issued promissory notes from Newco in a principal amount equal to the principal amount of the senior bank debt plus accrued interest at the default rate from the date of filing of the Prepackaged Plan.

The filing of the Prepackaged Plan was made on March 10, 1994 pursuant to the Exchange Agreement dated as of December 31, 1993 among Registrant, Maryland Cable, Holdings, ML Cable Partners,
Water Street and one other holder of the Discount Notes.

On January 18, 1994, as a result of the defaults under the senior bank debt, the holders of the senior bank debt exercised their rights to collect Maryland Cable's lockbox receipts and apply such receipts towards the repayment of the outstanding senior bank debt, related accrued interest, and fees and expenses. As of March 9, 1994, one day prior to the filing of the Prepackaged Plan, the holders of the senior bank debt applied approximately $4,800,000 in lockbox receipts towards the repayment of the outstanding senior bank debt, related accrued interest, and fees and expenses.

Impact of Cable Legislation

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

In the area of rate regulation, the 1992 Cable Act establishes an entirely new regulatory scheme. As an initial effort to implement this scheme, the FCC, on May 3, 1993, released a Report and Order ("Rate Order") containing new rules and regulations governing the rates for certain cable television services and equipment. The new rules, among other things, set certain benchmarks which will enable local franchise authorities to require rates for "basic service" (minimally, local broadcast and access channels) and the FCC (upon receipt of individual complaints) to require rates for certain satellite program services (excluding premium channels) to fall approximately 10% from September 30, 1992 levels, unless the cable operator is already charging rates that are at a so-called "competitive" benchmark level or it can justify a higher rate based on a cost-of-service showing. Rates of all regulated cable systems will then be subject to a price cap that will govern the extent to which rates can be raised in the future without a cost-of-service showing. The rules announced in May, 1993, became effective on September 1, 1993, but remained subject to considerable debate and uncertainty as several major issues and FCC proceedings awaited resolution.

On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. (The full text of these further measures was, however, not released until March 30, 1994.) The major additional actions taken by the FCC include the following: (1) a modification of its benchmark methodology in a way which will effectively require cable rates to be reduced, on average, and with certain possible exceptions, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order. Several weeks earlier, and partly in anticipation of these actions, the FCC extended its industry-wide freeze on rates for regulated cable services until May 15, 1994. The new benchmark standards and cost-of-service rules become effective May 15, 1994.

In deciding to substantially revise its benchmark methodology for regulated cable rates, the FCC has actually created two benchmark systems. Thus, whereas the modified rate regulations adopted on February 22, 1994 will become effective as of May 15, 1994, regulated rates in effect before that date will continue to be governed by the old benchmark system.

In its May 1993 Rate Order the FCC exempted from rate regulation the price of packages of "a la carte" channels if certain conditions were met. Upon reconsideration, however, the FCC on February 22, 1994 effectively tightened its regulatory treatment of "a la carte" packages by establishing more elaborate criteria designed to ensure that such practices are not employed so as to unduly evade rate regulation. Now, when assessing the appropriate regulatory treatment of "a la carte" packages, the FCC will consider, inter alia, the following factors as possibly suggesting that such packages do not qualify for non-regulated treatment: whether the introduction of the package avoids a rate reduction that otherwise would have been required under the FCC's rules; whether an entire regulated tier has been eliminated and turned into an "a la carte" package; whether a significant number or percentage of the "a la carte" channels were removed from a regulated service tier; whether the package price is deeply discounted when compared to the price of an individual channel; and whether the subscriber must pay significant equipment or other charges to purchase an individual channel in the package. In addition, the FCC will consider factors that will reflect in favor of non-regulated treatment such as whether the channels in the package have traditionally been offered on an "a la carte" basis or whether the subscriber is able to select the channels that comprise the "a la carte" package. "A la carte" packages which are found to evade rate regulation rather than enhance subscriber choice will be treated as regulated tiers, and operators engaging in such practices may be subject to forfeitures or other sanctions by the FCC. Local franchising authorities may make the initial determination as to whether such offerings should be treated as regulated or unregulated.

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost-of-service proceedings initiated by cable operators. Operators who elect to pursue cost-of-service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25% It has also determined that acquisition costs above book value are presumptively excluded from the rate base. At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost-of-service showing, except that, once rates have been set pursuant to a cost-of-service approach, cable operators may not file a new cost-of-service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service. The FCC is in the process of receiving comments on these interim rules and proposes to adopt them as final rules.

Registrant is currently unable to assess the full impact of the FCC's further rate regulation decisions released on March 30, 1994, and the 1992 Cable Act generally upon its business prospects or future financial results. However, the rate reductions mandated by the FCC in May of 1993 have had, and will most likely continue to have, a detrimental impact on the revenues and profits of Registrant's cable television operations. In addition, the rate reductions and limits on the pricing of a-la-carte cable services announced on February 22, 1994 (and released March 30, 1994) are likely to have a further detrimental impact on those revenues and profits. Although the impact of the 1992 Cable Act and certain recent FCC actions cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law may have a material negative impact on the financial condition, liquidity, and value of Registrant.

As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, Registrant's cable properties, on a franchise by franchise basis, were required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. At that time, Registrant began instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by Registrant's cable systems, the rate regulation required by the 1992 Cable Act had a detrimental impact on the revenues and profits of Registrant's cable systems. The further rate reduction mandated by the February 22, 1994 FCC action and any limits imposed by such action on a-la-carte pricing are likely to have a further detrimental impact on those revenues and profits.

GCC

As of March 31, 1994, Registrant's 351,665 shares in GCC represented an ownership percentage equal to approximately 4.2%. On January 20, 1994, the majority stockholders of GCC and certain holders of interests in MARKETS Cellular Limited Partnership ("MCLP"), PN Cellular, Inc. ("PNCI" and together with MCLP, "PNC"), executed a Memorandum of Intention (the "Memorandum") pursuant to which the parties thereto expressed their intent to effect a proposed business combination of GCC and PNC. PNC holds and operates cellular licenses covering a total of approximately 1.96 million pops (defined as the population in an area covered by a cellular franchise). If consummated, this business combination would result in a cellular operation approximately twice the size of the current GCC. The Memorandum is not binding on any of the parties thereto and such parties may withdraw therefrom at any time for any reason. Furthermore, the parties have not agreed to definitive terms of such a transaction. No assurance can be given that definitive agreements will be completed and executed, or that all required regulatory approvals will be obtained in order to consummate any such transaction.

Windsor

Windsor's operations did not generate sufficient cash to service fully its scheduled installments on the Windsor Note. In July, 1992, Registrant began making monthly payments on the Windsor Note which were sufficient to pay all interest due; however, such payments were not sufficient to pay all of Windsor's scheduled monthly installments of principal; Registrant is therefore in default of the Windsor Note. On June 23, 1992, the holder of the Windsor Note gave Registrant notice of default and informed Registrant that it has the ability to accelerate the maturity of the indebtedness and foreclose on the assets of Windsor (but not the other assets of Registrant). Registrant does not anticipate advancing any funds to Windsor.

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

Paradigm

Paradigm and/or BBAD are not currently producing a sufficient number of television programs to cover overhead costs indefinitely, although Registrant has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992. Paradigm and/or BBAD have taken several steps to reduce operating costs, primarily by reducing the number, and compensation, of employees. However, Paradigm and/or BBAD did not operate profitably during the first quarter of 1994, and are currently dependent on outside sources, primarily Associates, to finance BBAD's monthly operating costs. Registrant elected not to fund such operating costs. Registrant has no obligation to advance any additional funds to Paradigm and/or BBAD and actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs, but was unable to identify such a partner. Paradigm and/or BBAD have no liability for borrowed funds. Registrant is negotiating with Associates the terms of an agreement under which Paradigm would retain the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD would be assigned to Associates for further development at Associates' expense, while Paradigm would retain a percentage interest in all such projects and concepts. In any event, Registrant will most likely recover only a nominal portion, if any, of its original investment in Paradigm and/or BBAD. Due in part to Registrant's unwillingness to advance additional funds to fund the continuing operating losses and possible winding down of Paradigm's and BBAD's operating activities, Registrant recorded in the second quarter of 1993 a writedown of approximately $516,000 of certain assets of Paradigm and BBAD to reduce Registrant's net investment to a net realizable value of zero.

TCS

As of March 31, 1994, TCS was in default of covenants under its note agreements and failed to make a scheduled principal payment of $500,000 due February 28, 1994. In addition, TCS expects to default on the majority of its scheduled principal payments for the remainder of 1994 as well as in 1995. TCS is engaged in negotiations with its note holders, although the outcome of these negotiations cannot be predicted at this time. While TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the right to foreclose on the stock of the operating subsidiaries that own the three TCS stations, but not the assets of Registrant. It is unlikely that Registrant will recover more than a nominal amount of its investment in TCS. As of March 31, 1994, TCS represented 86% of Registrant's total assets and 95% of Registrant's operating revenues from continuing operations.

Investments and EMP, Ltd.

Investments, EMP, Ltd. and their affiliates are currently reliant on their cash balances and/or additional funding from ALP Enterprises or other, as yet unidentified, financing sources to fund their continuing operations. Furthermore, Registrant expects to advance no further funds to Investments, EMP, Ltd., or their affiliates beyond those funds already advanced by Registrant. If investments, EMP, Ltd. and their affiliates are unable to support their operations from current cash balances and/or additional funding from ALP Enterprises or other, as yet unidentified, financing sources, Investments and EMP, Ltd. might be forced to cease their operations. Registrant is currently discussing with EMP, Ltd. the terms of a potential restructuring which would improve EMP, Ltd.'s ability to secure additional capital by reducing Registrant's interest in the media businesses owned and managed by EMP, Ltd. In any event, it is unlikely that Registrant will recover its $2 million investment in Investments.

WMXN-FM

During the first quarter of 1994, revenues generated by WMXN-FM, combined with the station's cash balances, were sufficient to cover its operating costs (before management fees).

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

IMP/Intelidata

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

As a result of the above transactions, Registrant recorded a writedown of approximately $364,000 of certain assets of IMPLP/IMPI/Intelidata in the second quarter of 1993 to reduce Registrant's net investment to a net realizable value of zero. Subsequent to the sale of the businesses, Registrant advanced additional funds totaling approximately $0.1 million to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors, but made no such advances during the first quarter of 1994. However, Registrant anticipates that it may be required to make additional such advances to IMPLP/IMPI and Intelidata during 1994. The total of any Registrant obligations to fund such advances, including certain contractual obligations, is not currently anticipated to exceed the amount of the writedown. It is unlikely that Registrant will recover its investments in IMPLP/IMPI/Intelidata.

Results of Operations

1994 vs. 1993

The following discussion of Registrant's first quarter 1994 and 1993 operating results from continuing operations do not include the results of Maryland Cable, Windsor, and IMPLP/IMPI and Intelidata, which are presented as discontinued operations. The results of operations of these properties are reported on Registrant's Consolidated Statement of Operations under the heading "Loss from discontinued operations". However, because Maryland Cable represented Registrant's major investment as of March 31, 1994, the results of operations of Maryland Cable are discussed in more detail below.

Registrant had a loss from continuing operations in the first quarter of 1994 of approximately $2.1 million, which was comprised primarily of the following components: (1) Registrant's combined loss recognized from its investments in TCS, Paradigm and WMXN-FM of approximately $1.3 million; and (2) management fees and other general and administrative expenses.

Consolidated operating revenue increased from approximately $0.9 million in the first quarter of 1993 to approximately $3.4 million in the first quarter of 1994 primarily as a result of the consolidation of TCS's operations in the first quarter of 1994, which generated approximately $3.2 million of revenue while the first quarter of 1993 reflected TCS's operations under the equity method of accounting. This increase was partially offset by revenue decreases of approximately: $0.5 million at Paradigm/BBAD, due to reduced program production activity; and $0.2 million at WMXN-FM due to the implementation on January 31, 1994 of the LMA (refer to "Liquidity and Capital Resources" above), which generally reduced the amount of operating revenue reported by the station.

Consolidated property operating expenses increased from approximately $1.1 million in the first quarter of 1993 to approximately $1.6 million in the first quarter of 1994 primarily as a result of the consolidation of TCS's operations in the first quarter of 1994, which accounted for approximately $1.5 million in property operating expenses (the equity method of accounting was utilized for TCS in the first quarter of
1993). This increase was partially offset by decreases of approximately: $0.8 million at Paradigm, due to reduced program production activity; and approximately $0.2 million at WMXN-FM due to the implementation on January 31, 1994 of the LMA, which generally reduced the amount of operating expenses reported by the station. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Consolidated general and administrative expenses increased from approximately $0.2 million in the first quarter of 1993 to approximately $1.2 million in the first quarter of 1994, primarily as a result of the consolidation of TCS's operations in the first quarter of 1994, which contributed approximately $1.0 million in general and administrative expenses (the equity method of accounting was utilized for TCS in the first quarter of 1993). The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest expense increased from $0.0 million in the first quarter of 1993 to approximately $1.3 million in the first quarter of 1994. This increase resulted from the consolidation of TCS's operations in the first quarter of 1994, which accounted for approximately $1.3 million of interest expense in the first quarter of 1994.

Maryland Cable Systems

1994 vs. 1993

For purposes of the following discussion, Maryland Cable is comprised of the remaining systems, located in Maryland, which are referred to as the Lanham System, except in the discussions of depreciation and amortization expense and interest expense in which discussions Maryland Cable is comprised in 1993 of both the Lanham System and the Leesburg System. First quarter 1993 results, including the results of the Leesburg System, which was sold on September 30, 1993, are presented in parenthesis.

For the first quarter of 1994, the Lanham System incurred a net loss of approximately $7,137,000 as compared to a net loss of approximately $7,415,000 ($7,174,000 including Leesburg) for the same period in 1993. This decrease in net loss is primarily due to lower interest expense and depreciation and amortization expense, partially offset by higher cable television system expenses.

The Lanham System's operating revenues increased slightly to approximately $10,495,000 for the first quarter of 1994 from approximately $10,454,000 ($10,934,000 including Leesburg) for the first quarter of 1993. Potential increases in operating revenues from higher levels of basic subscribers at the Lanham System were mitigated by basic service rate decreases (due primarily to the 1993 FCC rate regulations) resulting in only a marginal increase in actual operating revenues. The average basic revenue per subscriber per month decreased to $29.51 in the first quarter of 1994 from $32.10 ($31.72 including Leesburg) in the first quarter of 1993. The number of basic subscribers increased to 77,034 at March 31, 1994 from 76,564 at December 31, 1993 and the number of average basic subscribers for the first quarter of 1994 increased to 76,673 from 74,430 in the first quarter of 1993 (79,289 including Leesburg). The increase in the number of basic subscribers and average basic subscribers is primarily attributable to increased staffing in the direct sales area during the first quarter of 1994.

Premium service units decreased to 77,258, or a 100% premium unit to basic subscriber ratio, at March 31, 1994 from 77,728, or a 102% premium unit to basic subscriber ratio at December 31, 1993 and from 78,694, or a 105% premium unit to basic subscriber ratio, (80,983 or 102% including Leesburg) at March 31, 1993. The average premium revenue rate for the first quarters of 1994 and 1993 was $10.58 and $9.53 ($9.54 including Leesburg), respectively. The increase in rates is primarily attributable to the institution of a new pricing structure on September 1, 1993 which increased premium service rates on additional outlets within a household.

Revenue from pay-per-view services increased to approximately $416,000 for the first quarter of 1994 from $382,000 ($383,000 including Leesburg) for the first quarter of 1993, primarily as a result of more special events. Revenue from advertising sales increased to approximately $264,000 for the first quarter of 1994 from approximately $204,000 ($223,000 including Leesburg) for the first quarter of 1993 as a result of improved marketing efforts by the in-house advertising sales force.

Cable television system expenses (which include all expenses other than depreciation and amortization, interest, management fees and expenses, and related expenses) were 62% of revenues during the first quarter of 1994 and 58% (58% including Leesburg) during the first quarter of 1993. The increase in expenses is primarily due to payroll and related costs, programming expenses and copyright fees. The payroll and related costs increase is due mostly to increased technician wages and overtime and sales commissions to attain subscriber gains. Programming expenses increased in 1994 due to increased basic subscriber counts and increased programming rates. Copyright fees increased in 1994 due to the September 1, 1993 rate and programming restructuring as a result of 1993 FCC rate regulations.

Maryland Cable's depreciation and amortization expense decreased to approximately $3,302,000 for the first quarter of 1994 from approximately $3,902,000 in the first quarter of 1993 due to the sale of the Leesburg System and to a decrease in amortization expense resulting from fully amortized deferred finance charges.

Maryland Cable's interest expense related to the senior and subordinated debt decreased to approximately $6,427,000 for the first quarter of 1994 from approximately $7,366,000 for the first quarter of 1993 primarily as a result of the non-accrual of interest expense on the Discount Notes subsequent to March 10, 1994, the date of Maryland Cable's bankruptcy filing, and pursuant to the terms of the Prepackaged Plan. In addition, interest expense on the senior debt decreased due to lower outstanding principal in the first quarter of 1994 due to a required principal payment related to the sale of the Leesburg System on September 30, 1993. These decreases were partially offset by increases due to higher interest rates in the first quarter of 1994 compared to the first quarter of 1993 and accrued interest on the fully accreted subordinated debt for the period from January 1, 1994 to March 10, 1994, the date of Maryland Cable's bankruptcy filing.
                   PART II - OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

Reference is hereby made to Part I  Item 1. Financial Statements
Footnote 2. Liquidity.


Item 5.  Other Information

Reference is hereby made to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources regarding the confirmation on May 2, 1994 by the United States Bankruptcy Court, Southern District of New York, of the Amended Prepackaged Plan of Reorganization of Maryland Cable Corp. and Maryland Cable Holdings Corp.


Item 6.  Exhibits and Reports on Form 8-K

Exhibits

 10.01 Order of the United States Bankruptcy Court, Southern District of New York, approving nonmaterial modifications to the consolidated prepackaged plan of reorganization of Maryland Cable Corp. and Maryland Cable Holdings Corp.
 10.02 Order of the United States Bankruptcy Court, Southern District of New York, confirming debtors' first amended consolidated prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    ML MEDIA OPPORTUNITY PARTNERS, L.P.

                    By:  RP Opportunity Management, L.P.
                         General Partner

                    By:  IMP Opportunity Management Inc.



Dated: May 16,1994  /s/ I. Martin Pompadur
                        I. Martin Pompadur
                        Director and President
                        (principal executive officer)


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    ML MEDIA OPPORTUNITY PARTNERS, L.P.

                    By:  Media Opportunity Management Partners
                         General Partner

                    By:  ML Opportunity Management Inc.



Dated: May 16, 1994 /s/ Kevin K. Albert
                        Kevin K. Albert
                        Director and President


Dated: May 16, 1994 /s/ Robert F. Aufenanger
                        Robert F. Aufenanger
                        Director and Executive Vice President


Dated: May 16, 1994 /s/ David G. Cohen
                        David G. Cohen
                        Treasurer
                        (principal financial officer and
                         principal accounting officer)


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    ML MEDIA OPPORTUNITY PARTNERS, L.P.

                    By:  RP Opportunity Management, L.P.
                         General Partner

                    By:  IMP Opportunity Management Inc.



Dated:
                    I. Martin Pompadur
                    Director and President
                    (principal executive officer)



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      ML MEDIA OPPORTUNITY PARTNERS, L.P.

                      By:  Media Opportunity Management Partners
                           General Partner

                      By:  ML Opportunity Management Inc.



Dated:                _______________________________
                      Kevin K. Albert
                      Director and President


Dated:                _______________________________
                      Robert F. Aufenanger
                      Director and Executive Vice President


Dated:                _______________________________
                      David G. Cohen
                      Treasurer
                      (principal financial officer and
                       principal accounting officer)