Form 10-Q
period 1994-07-01
ML MEDIA OPPORTUNITY PARTNERS L P
filed 1994-08-15
CIK 818080

-2-
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended
                          June 30, 1994

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





MOPP10K\MOP2Q.94
               ML MEDIA OPPORTUNITY PARTNERS, L.P.

                 PART 1 - FINANCIAL INFORMATION


              Item 1.   Financial Statements

               TABLE OF CONTENTS
                                                      Page


Consolidated Balance Sheets as of June 30, 1994
(Unaudited) and December 31, 1993 (Unaudited)          3-4

Consolidated Statements of Operations for the
thirteen and twenty-six week periods ended June
30, 1994 (Unaudited), and June 30, 1993
(Unaudited)                                            5-8

Consolidated Statements of Cash Flows for the
thirteen and twenty-six week periods ended June
30, 1994 (Unaudited), and June 30, 1993
(Unaudited)                                           9-12

Notes to the Consolidated Financial Statements
for the twenty-six week periods ended June 30,
1994 (Unaudited)                                      13-28



              ML MEDIA OPPORTUNITY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1994 (UNAUDITED) AND
                 DECEMBER 31, 1993 (UNAUDITED)

                                    June 30,      December 31,
                          Notes        1994             1993
ASSETS:
Cash and cash
  equivalents               2      $  3,783,364    $  4,657,815
Accounts receivable
  (net of allowance for
  doubtful accounts of
  $242,684 at June 30,
  1994 and $171,390
  at December 31, 1993)               2,983,319       3,959,680
Prepaid expenses and
  deferred charges
  (net of accumulated
  amortization of
  $2,964,956 at
  June 30, 1994,
  and $2,711,667 at
  December 31, 1993)                    911,150       1,208,573
Property, plant and
  equipment (net of
  accumulated
  depreciation of
  $12,687,823 at
  June 30, 1994 and
  $12,372,024 at
  December 31, 1993)        2         5,921,004       5,723,402
Intangible assets (net
  of accumulated
  amortization of
  $21,106,934 at
  June 30, 1994 and
  $20,481,214 at
  December 31, 1993)        2        36,150,122      36,454,624
Investment in joint
  ventures and common
  stock                               1,261,666       1,261,666
Other assets                            654,449         867,723
TOTAL ASSETS                      $  51,665,074   $  54,133,483



                                (Continued on the following page)

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
   CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1994 (UNAUDITED)
                AND DECEMBER 31, 1993 (UNAUDITED)
                           (continued)
                                     June 30,       December 31,
                          Notes         1994              1993
LIABILITIES AND
  PARTNERS' DEFICIT:
Liabilities:
Borrowings                  2      $  42,999,804     $  42,999,804
Accounts payable and
  accrued liabilities                  9,696,643         8,711,807
Net liabilities of
  discontinued
  operations-Cable
  television systems
  segment                  2,3       120,787,548       113,678,564

Total Liabilities                    173,483,995       165,390,175
Minority interest                         99,360            99,854
Partners' Deficit:
General Partners:
Capital contributions,
  net of offering
  expenses                  1          1,019,428         1,019,428
Cumulative loss                      (2,297,247)       (2,112,501)
                                     (1,277,819)       (1,093,073)
Limited Partners:
Capital contributions,
  net of offering
  expenses
  (112,147.1 Units of
  Limited Partnership
  Interest)                 1        100,914,316       100,914,316
Tax allowance cash
  distribution                       (2,040,121)       (2,040,121)
Cumulative loss                    (219,514,657)     (209,137,668)
                                   (120,640,462)     (110,263,473)
Total Partners' Deficit            (121,918,281)     (111,356,546)
TOTAL LIABILITIES AND
  PARTNERS' DEFICIT                $  51,665,074     $  54,133,483


See Notes to Consolidated Financial Statements (Unaudited).

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1994
              (UNAUDITED) AND JUNE 30, 1993 (UNAUDITED)

                  Thirteen Weeks                Twenty-Six Weeks
              June 30,       June 30,       June 30,        June 30,
                1994           1993            1994           1993

Operating
Re-        $ 3,662,613    $ 9,065,764    $ 7,077,976    $ 9,951,936
venues:
Operating Expenses:
Property
opera-
ting
expenses     1,673,674      7,074,402        3,272,805    8,175,563
General
and
adminis-
trative        971,060          712,627    2,197,535        869,537
Depre-
ciation
and
amorti-
zation         636,559      1,189,665      1,219,916      1,362,528
Manage-
ment fees      790,610        790,008        1,575,253    1,536,708
Loss on
write-
down of
assets              --        815,919               --      815,919

             4,071,903     10,582,621        8,265,509   12,760,255

Operating
loss from
con-
tinuing
opera-
tions        (409,290)    (1,516,857)      (1,187,533)   (2,808,319)

Other
(Expense)
Income:
Interest
expense    (1,296,486)    (1,264,134)      (2,576,217)  (1,264,134)
Interest
income          32,489         41,284           57,683       98,641


                                (continued on the following page)

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1994
              (UNAUDITED) AND JUNE 30, 1993 (UNAUDITED)

                  Thirteen Weeks                Twenty-Six Weeks
              June 30,       June 30,       June 30,        June 30,
                 1994           1993            1994           1993

Other
expenses       (44,851)        (46,492)          (70,518)      (89,081)


            (1,308,848)     (1,269,342)      (2,589,052)      (1,254,574)

Loss from
con-
tinuing
oper-
ations
before
equity in
loss of
joint
venture
and minor-
ity in-
terest
share of
net loss/-
(income)
of consoli-
dated
joint
venture


            (1,718,138)     (2,786,199)     (3,776,585)        (4,062,893)



                                (continued on the following page)

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1994
              (UNAUDITED) AND JUNE 30, 1993 (UNAUDITED)

                  Thirteen Weeks                Twenty-Six Weeks
              June 30,       June 30,       June 30,        June 30,
                 1994           1993            1994           1993
Equity in
loss of
joint
venture               -              -              -    (1,288,838)

Minority
in-terest
share of
net loss/-
(income)
of consoli-
dated
joint
venture


                    163          (940)            (168)          26,029

Loss from
con-
tinuing
oper-
ations      (1,717,975)    (2,787,139)      (3,776,753)     (5,325,702)

Discon-tinu
ed opera-
tions:
                      -              -                -               -

Loss from discontinued
operations of:

Cable tele-
vision
systems
segment
                      -      (7,276,729)    (6,784,982)    (14,111,987)

                                (continued on the following page)


                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1994
              (UNAUDITED) AND JUNE 30, 1993 (UNAUDITED)

                  Thirteen Weeks                Twenty-Six Weeks
              June 30,       June 30,       June 30,        June 30,
                 1994           1993            1994           1993
Business
informa-
tion
services
segment               -       (352,397)                -       (492,689)


NET LOSS     $(1,717,975)    $(10,416,265)    $(10,561,735)   $(19,930,378)


Per Unit of
Limited
Part-
nership
Interest:

Loss from
con-
tinuing
oper-
ations      $    (15.17)    $     (24.60)    $     (33.35)   $     (47.01)


Loss from
discon-
tinued
oper-
ations               --          (67.35)        (59.89)        (128.93)


NET LOSS     $    (15.17)    $     (91.95)  $     (93.24)   $    (175.94)


Number of
Units         112,147.1        112,147.1      112,147.1       112,147.1



See Notes to Consolidated Financial Statements (Unaudited).

           ML MEDIA OPPORTUNITY PARTNERS, L.P.
          CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1994
        (UNAUDITED) AND JUNE 30, 1993 (UNAUDITED)

                             June 30,         June 30,
                                 1994             1993
Cash flows from
operating activities:

Net loss                  $(10,561,735)     $(19,930,378)


Adjustments to reconcile
 net loss to net cash
 provided by operating
 activities:

Depreciation and
 amortization                 1,219,916         405,136

Bad debt reserve
 adjustment                      79,833             510

Equity in loss of joint
 ventures                             -       1,288,838

Minority interest share
 of net (income) loss               168        (26,969)

Loss on Writedown of
 assets                               -         815,919


                                (continued on the following page)

           ML MEDIA OPPORTUNITY PARTNERS, L.P.
          CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1994
        (UNAUDITED) AND JUNE 30, 1993 (UNAUDITED)
                       (Continued)

                             June 30,         June 30,
                                 1994             1993

Change in operating
 assets and liabilities:

Decrease in accounts
 receivable                    905,067             794,113

Decrease/(Increase) in
 prepaid expenses and
 deferred charges               44,134             (6,006)

Decrease in other assets       213,274           4,836,308

Increase in accounts
 payable and accrued
 liabilities                   984,836           1,569,736

Increase in net
 liabilities of
 discontinued operations     7,108,984          14,138,821


                                (continued on the following page)

             ML MEDIA OPPORTUNITY PARTNERS, L.P.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1994
          (UNAUDITED) AND JUNE 30, 1993 (UNAUDITED)
                         (continued)

                                June 30,         June 30,
                                   1994             1993


Decrease in deferred                   -      (4,247,495)
revenue

Net cash used in operating
 activities                     (5,523)        (361,467)

Cash flows from investing
 activities:
Purchase of  property,
 plant and equipment          (513,401)        (832,481)
Increase in intangible
 assets                       (355,527)        (100,502)

Net cash used in investing
activities                    (868,928)        (932,983)






                                (continued on the following page)

             ML MEDIA OPPORTUNITY PARTNERS, L.P.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1994
          (UNAUDITED) AND JUNE 30, 1993 (UNAUDITED)
                         (continued)

                                June 30,         June 30,
                                   1994             1993

Net decrease in cash and
cash equivalents              (874,451)      (1,294,450)

Cash and cash equivalents
 at beginning of period       4,657,815        7,637,846

Cash and cash equivalents
 at end of period             3,783,364      $ 6,343,396


Cash paid for interest       $1,674,214      $ 1,603,654






See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1994 (UNAUDITED)


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

2.   Liquidity

At June 30, 1994, the Partnership had $3,783,364 in cash and cash equivalents, of which $1,904,570 was limited for use at the operating level and $1,878,794 was the Partnership's working capital.

The Partnership has begun the process of selling or disposing of certain of its investments. The Partnership sold the assets of IMPLP/IMPI/Intelidata in July 1993, entered into an Option Agreement to sell WMXN-FM in January, 1994, and sold its Windsor Cable Systems on May 18, 1994. In addition, the Partnership's Prepackaged Plan of Reorganization of Maryland Cable has been confirmed by the United States bankruptcy court (see below). The status of all of the Partnership's investments is discussed in more detail below.

Sale of Windsor

On May 18, 1994, the Partnership completed the sale of the assets of the Windsor Systems to Tar River Communications Inc. ("Tar River") for $3,443,200, subject to post-closing adjustments. At closing, the Partnership repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the Windsor Note. In addition, as required by the Asset Purchase Agreement with Tar River, at closing, $342,160 was placed into two separate escrow accounts to cover the potential costs of improving pole attachments as well as other possible post-closing expenses. A significant portion of the remaining $1,050,982 of sale proceeds will be used to cover certain pre-closing liabilities to third parties, as well as the final closing costs of the transaction, such as legal fees. The Partnership has deferred its anticipated gain on the sale of Windsor, which is currently estimated to range from approximately $0.6 million to approximately $1.1 million depending upon post-closing expenses, due to the presentation of its Cable Television Systems Segment(which includes Windsor and Maryland Cable) as discontinued operations (see Note 3). The Partnership will recognize the final gain on the sale of Windsor upon the disposition of its entire Cable Television Systems Segment.

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

On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. (The full text of these further measures was, however, not released until March 30, 1994.) The major additional actions taken by the FCC include the following: (1) a modification of its benchmark methodology in a way which will effectively require cable rates to be reduced, on average, and with certain possible exceptions, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order. Several weeks earlier, and partly in anticipation of these actions, the FCC extended its industry-wide freeze on rates for regulated cable services until May 15, 1994. The new benchmark standards and certain interim cost-of-service rules became effective May 15, 1994.

In deciding to substantially revise its benchmark methodology for regulated cable rates, the FCC has actually created two benchmark systems. Thus, whereas the modified rate regulations adopted on February 22, 1994 became effective as of May 15, 1994, regulated rates in effect before that date will continue to be governed by the old benchmark system.

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

The Partnership is currently unable to assess the full impact of the FCC's further rate regulation decisions released on March 30, 1994, and the 1992 Cable Act generally upon its business prospects or future financial results. However, the rate reductions mandated by the FCC in May of 1993 have had, and will most likely continue to have, a detrimental impact on the revenues and profits of Maryland Cable. In addition, the rate reductions and limits on the pricing of a-la-carte cable services announced on February 22, 1994 (and released March 30, 1994) are likely to have a further detrimental impact on those revenues and profits. Although the impact of the 1992 Cable Act and certain recent FCC actions cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law may have a material negative impact on the Partnership's ability to consummate the Prepackaged Plan and, consequently, on the financial condition, liquidity, and value of the Partnership.

As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, Maryland Cable, on a franchise by franchise basis, was required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. At that time, Maryland Cable began instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by Maryland Cable, the rate regulation required by the Maryland Cable 1992 Cable Act had a detrimental impact on the revenues and profits of Maryland Cable. The further rate reduction mandated by the February 22, 1994 FCC action and any limits imposed by such action on a-la-carte pricing are likely to have a further detrimental impact on those revenues and profits.

GCC

As of June 30, 1994, the Partnership's 351,665 shares in GCC represented an ownership percentage equal to approximately 4.2%. On January 20, 1994, the majority stockholders of GCC and certain holders of interests in MARKETS Cellular Limited Partnership ("Markets"), and PN Cellular, Inc. ("PNCI") executed a Memorandum of Intention (the "Memorandum") pursuant to which the parties thereto expressed their intent to effect a proposed business combination of GCC and Markets.

The Partnership signed an Exchange Agreement and Plan of Merger ("Agreement"), dated July 20, 1994, to which the majority stockholders of GCC and the majority owners of Markets are parties. Pursuant to the Agreement, the Partnership exchanged its shares in GCC for an equal number of shares in Western Wireless Corporation ("WWC"), a new company which was organized to own the equity interest of GCC and Markets. Following the consummation of the business combination on July 29, 1994, WWC became the owner of 100% of the partnership interests in Markets and approximately 95% of the outstanding common stock of GCC. WWC holds and operates cellular licenses covering approximately
5.2 million net pops (defined as the population in an area covered by a cellular franchise) including pending acquisitions.

The Partnership's shares represent approximately 2.4% of WWC.
The parties have entered into a stockholders agreement containing certain restrictions on transfer, registration rights and corporate governance provisions.

WMXN-FM

During the first half of 1994, revenues generated by WMXN-FM, combined with the station's cash balances, were sufficient to cover its operating costs (before management fees).

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

The Partnership may choose to advance additional funds to WMXN-FM if any are required; however, the Partnership has no obligation to advance any additional funds to WMXN-FM and WMXN-FM has no liability for borrowed funds.

TCS

As of June 30, 1994, TCS was in default of covenants under its note agreements and failed to make two scheduled principal payments totaling $1 million due February 28, and May 31,1994.
In addition, TCS expects to default on the majority of its scheduled principal payments for the remainder of 1994 as well as in 1995. TCS is engaged in negotiations with its note holders, although the outcome of these negotiations cannot be predicted at this time. While TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the right to foreclose on the stock of the operating subsidiaries that own the three TCS stations, but not the assets of the Partnership. It is unlikely that the Partnership will recover more than a nominal amount of its investment in TCS. As of and for the twenty-six week period ended June 30, 1994, TCS represented 88% of the Partnership's total assets, 96% of the Partnership's operating revenues and 49% of the Partnership's operating loss from continuing operations.

Paradigm

Paradigm and/or BBAD are not currently producing a sufficient number of television programs to cover overhead costs indefinitely, although the Partnership has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992. Paradigm and/or BBAD have taken several steps to reduce operating costs, primarily by reducing the number and compensation of employees. However, Paradigm and/or BBAD did not operate profitably during the second quarter of 1994, and are currently dependent on outside sources, primarily Associates, to finance Paradigm's and/or BBAD's monthly operating costs. The Partnership has elected not to fund such operating costs. The Partnership has no obligation to advance any additional funds to Paradigm and/or BBAD and actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs, but was unable to identify such a partner. Paradigm and/or BBAD have no liability for borrowed funds. The Partnership is negotiating with Associates the terms of an agreement under which Paradigm would retain the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD would be assigned to Associates, and Paradigm would retain a percentage interest in all such projects and concepts. In any event, the Partnership will most likely recover only a nominal portion, if any, of its original investment in Paradigm and/or BBAD. Due in part to the Partnership's unwillingness to advance additional funds to fund the continuing operating losses and possible winding down of Paradigm's and BBAD's operating activities, the Partnership recorded in the second quarter of 1993 a writedown of approximately $516,000 of certain assets of Paradigm and BBAD to reduce the Partnership's net investment to a net realizable value of zero.

Investments and EMP, Ltd.

During the first half of 1994 Investments, EMP, Ltd. and their affiliates were reliant on their cash balances and/or additional funding from ALP Enterprises to fund their continuing operations. Furthermore, the Partnership elected not to advance further funds to Investments, EMP, Ltd., or their affiliates beyond those funds already advanced.

Therefore, the Partnership and EMP, Ltd. agreed in principal to restructure the ownership of EMP, Ltd. and certain of its subsidiaries in order to enable EMP, Ltd. to attract additional capital from ALP Enterprises and other third parties. In the restructuring, based on certain representations from EMP, Ltd. and ALP Enterprises, the Partnership will sell to Clarendon and ALP Enterprises for nominal consideration the Partnership's shares in EMP, Ltd. Simultaneously, the Partnership and EMP, Ltd. will enter into an agreement whereby EMP, Ltd.'s 10% interest in Teletext will be transferred, together with a 350,000 loan (approximately $543,000 in current exchange rates) from EMP, Ltd., to a newly formed entity, MV Technology Limited ("MVT"). After the transfer, the Partnership will own 13.8% of the issued common shares of MVT, while EMP, Ltd. will own the remaining 86.2%. MVT's sole purpose will be to manage its 10% interest in Teletext. The Partnership will have the right to require EMP, Ltd. to purchase the Partnership's interest in MVT at any time between December 31, 1994 and December 31, 1997. EMP, Ltd. will have the right to require the Partnership to sell the Partnership's share in MVT to EMP, Ltd. at any time between September 30, 1995 and September 30, 1998. MVT will pay an annual fee to EMP, Ltd. for management services required in the oversight of MVT's investment in Teletext. Following the restructuring, the Partnership will no longer have any interest in EMP, Ltd. It is unlikely Registrant will recover its $2 million investment in Investments either from Investments or from MVT.

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

Summary

In summary of the Partnership's liquidity status, of the approximately $1.9 million that the Partnership has available for working capital, a portion may be utilized to support anticipated funding needs, or possible restructurings, as appropriate, of its investments. The Partnership has no contractual commitment to advance funds to any of these investments except for the commitments described below.

The Partnership, in the appropriate circumstances, will consider utilizing its working capital to fund cash shortfalls or to restructure the debt of certain of its investments. As discussed above, the Partnership is also selling or disposing of certain of its investments. Any additional use of the Partnership's working capital to support its existing investments is at the discretion of the Partnership except for commitments made by the Partnership for certain obligations of Maryland Cable to the extent that Maryland Cable does not discharge those obligations.

3.   DISCONTINUED OPERATIONS

Cable Television Systems Segment

Due to the sale of Windsor and the likely divestiture of Maryland Cable (see Note 2), the Partnership has presented its Cable Television Systems Segment (comprised of Maryland Cable and Windsor) as discontinued operations as of, and for the twenty-six week period ended, June 30, 1994. The December 31, 1993 Consolidated Balance Sheet and the June 30, 1993 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been restated to present the Cable Television Systems Segment as discontinued operations.

The net liabilities of discontinued operations on the Consolidated Balance Sheet are comprised of the following:

                                 As of             As of
                                June 30,        December 31,
                                    1994              1993

Property, plant and
equipment, net                $  43,946,657      $  45,342,432

Intangible assets, net           84,235,407         85,521,053

Other assets                      6,790,296          6,153,656

Borrowings                    (237,988,202)      (242,623,751)

Other liabilities              (17,771,706)        (8,071,954)

Net liabilities of
discontinued operations      $(120,787,548)     $(113,678,564)

Summarized results of discontinued operations of this segment on the Consolidated Statements of Operations are as follows:


                   Thirteen Weeks               Twenty-Six Weeks
              June 30,       June 30,       June 30,       June 30,
                  1994            1993           1994           1993

Operating
Revenues          $    --    $11,394,302    $10,714,539   $ 22,567,917

Less:
Operating
Expenses               --     11,145,838      8,873,666     21,847,141

Operating
Income                 --        248,464      1,840,873        720,776

Other
Expenses,
net                    --    (7,525,193)    (8,625,855)   (14,832,763)

Loss from
dis-
continued
oper-
ations            $    --   $(7,276,729)   $(6,784,982)  $(14,111,987)


Business Information Services Segment

Effective July 1, 1993, the Partnership sold the business and assets of IMPLP/IMPI and Intelidata (the Business Information Services Segment). The results of the Business Information Services Segment have been reported separately in the Consolidated Statements of Operations as discontinued operations. Summarized results of the discontinued operations of this segment are as follows:


                     Thirteen Weeks             Twenty-Six Weeks
                 June 30      June 30,      June 30,      June 30,
                    1994         1993          1994          1993


Operating
Revenues           $    --     $  418,259       $   --     $  975,321

Less:
Operating
Expenses                --        771,937           --      1,470,558

Operating Loss
                        --      (353,678)           --      (495,237)

Other Income,
net                     --          1,281           --          2,548

Loss from
discontinued
operations         $    --    $ (352,397)       $   --    $ (492,689)


There were no net liabilities from the discontinued operations of the Business Information Services Segment as of June 30, 1994 and as of December 31, 1993.

4.   TCS

The Partnership consolidated TCS as of March 26, 1993, the date it received regulatory approval for the restructuring of the ownership of TCS. Through March 25, 1993, the Partnership utilized the equity method of accounting for TCS. The following data was prepared to illustrate the effects of TCS on the operations of the Partnership:

                   Thirteen Weeks              Twenty-Six Weeks
               June 30,      June 30,      June 30,       June 30,
                  1994          1993          1994           1993

Total
Revenues -
TCS            $3,541,089   $3,428,274    $ 6,781,036     $ 3,428,274
Total
Expenses -
TCS           (4,395,824)  (4,344,196)    (8,638,267)    (4,344,196)

Equity in
loss of
joint
venture -
TCS                    --           --             --     (1,288,838)

Net Loss -
TCS           $ (854,735)   $ (915,922)   $(1,857,231)   $(2,204,760)



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1994, Registrant had $3,783,364 in cash and cash equivalents, of which $1,904,570 was limited for use at the operating level and $1,878,794 was Registrant's working capital.

Registrant has begun the process of selling or disposing of certain of its investments. Registrant sold the assets of IMPLP/IMPI/Intelidata in July 1993, entered into an Option Agreement to sell WMXN-FM in January, 1994 and sold its Windsor Cable Systems on May 18, 1994. In addition, Registrant's Prepackaged Plan of Reorganization of Maryland Cable has been confirmed by the United States bankruptcy court (see below). The status of all of Registrant's investments is discussed in more detail below.

In summary of Registrant's liquidity status, of the approximately $1.9 million that Registrant has for working capital, a portion may be utilized to support anticipated funding needs or possible restructurings, as appropriate, of its investments. Registrant has no contractual commitment to advance funds to any of its investments except for the commitments described below.

Registrant, in the appropriate circumstances, will consider utilizing its working capital to fund cash shortfalls or to restructure the debt of certain of its investments. As discussed above, Registrant is also in the process of selling or disposing of certain of its investments. Any additional use of Registrant's working capital to support its existing investments is at the discretion of Registrant except for commitments made by Registrant for certain obligations of Maryland Cable to the extent that Maryland Cable does not discharge those obligations.

Sale of Windsor

On May 18, 1994, Registrant completed the sale of the assets of the Windsor Systems to Tar River Communications Inc. ("Tar River") for $3,443,200, subject to post-closing adjustments. At closing, Registrant repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the Windsor Note. In addition, as required by the Asset Purchase Agreement with Tar River, at closing, $342,160 was placed into two separate escrow accounts to cover the potential costs of improving pole attachments as well as other possible post-closing expenses. A significant portion of the remaining $1,050,982 of sale proceeds will be used to cover certain pre-closing liabilities to third parties, as well as the final closing costs of the transaction, such as legal fees. Registrant has deferred its anticipated gain on the sale of Windsor, which is currently estimated to range from approximately $0.6 million to approximately $1.1 million depending upon post-closing expenses, due to the presentation of its Cable Television Systems Segment (which includes Windsor and Maryland Cable) as discontinued operations (see Note 3 to Item 1. Financial Statements). Registrant will recognize the final gain on the sale of Windsor upon the disposition of its entire Cable Television Systems Segment.

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

Impact of Cable Legislation

Refer to discussion in Item 1. Financial Statements - Note 2.

GCC

As of June 30, 1994, Registrant's 351,665 shares in GCC represented an ownership percentage equal to approximately 4.2%. On January 20, 1994, the majority stockholders of GCC and certain holders of interests in MARKETS Cellular Limited Partnership ("Markets"), and PN Cellular, Inc. ("PNCI") executed a Memorandum of Intention (the "Memorandum") pursuant to which the parties thereto expressed their intent to effect a proposed business combination of GCC and Markets.

Registrant signed an Exchange Agreement and Plan of Merger ("Agreement"), dated July 20, 1994, to which the majority stockholders of GCC and the majority owners of Markets are parties. Pursuant to the Agreement, Registrant exchanged its shares in GCC for an equal number of shares in Western Wireless Corporation ("WWC"), a new company which was organized to own the equity interest of GCC and Markets. Following the consummation of the business combination on July 29, 1994, WWC became the owner of 100% of the partnership interests in Markets and approximately 95% of the outstanding common stock of GCC. WWC holds and operates cellular licenses covering approximately 5.2 million net pops (defined as the population in an area covered by a cellular franchise) including pending acquisitions.

Registrant's shares represent approximately 2.4% of WWC. The parties have entered into a stockholders agreement containing certain restrictions on transfer, registration rights and corporate governance provisions.

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

TCS

As of June 30, 1994, TCS was in default of covenants under its note agreements and failed to make scheduled principal payments totaling $1 million due February 28, and May 31, 1994. In addition, TCS expects to default on the majority of its scheduled principal payments for the remainder of 1994 as well as in 1995. TCS is engaged in negotiations with its note holders, although the outcome of these negotiations cannot be predicted at this time. While TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the right to foreclose on the stock of the operating subsidiaries that own the three TCS stations, but not the assets of Registrant. It is unlikely that Registrant will recover more than a nominal amount of its investment in TCS. As of and for the twenty-six week period ended June 30, 1994, TCS represented 88% of Registrant's total assets, 96% of Registrant's operating revenues and 49% of Registrant's operating loss from continuing operations.

Investments and EMP, Ltd.

During the first half of 1994, Investments, EMP, Ltd. and their affiliates were reliant on their cash balances and/or additional funding from ALP Enterprises to fund their continuing operations. Furthermore, Registrant elected not to advance no further funds to Investments, EMP, Ltd., or their affiliates beyond those funds already advanced by Registrant.

Therefore, Registrant and EMP, Ltd. agreed in principal to restructure the ownership of EMP, Ltd. and certain of its subsidiaries in order to enable EMP, Ltd. to attract additional capital from ALP Enterprises and other third parties. In the restructuring, based on certain representations from EMP, Ltd. and ALP Enterprises, Registrant will sell to Clarendon and ALP Enterprises for nominal consideration Registrant's shares in EMP, Ltd. Simultaneously, Registrant and EMP, Ltd. will enter into an agreement whereby EMP, Ltd.'s 10% interest in Teletext will be transferred, together with a 350,000 loan (approximately $543,000 in current exchange rates) from EMP, Ltd., to a newly formed entity, MV Technology Limited ("MVT"). After the transfer, Registrant will own 13.8% of the issued common shares of MVT, while EMP, Ltd. will own the remaining 86.2%. MVT's sole purpose will be to manage its 10% interest in Teletext. Registrant will have the right to require EMP, Ltd. to purchase Registrant's interest in MVT at any time between December 31, 1994 and December 31, 1997. EMP, Ltd. will have the right to require Registrant to sell Registrant's share in MVT to EMP, Ltd. at any time between September 30, 1995 and September 30, 1998. MVT will pay an annual fee to EMP, Ltd. for management services required in the oversight of MVT's investment in Teletext. Following the restructuring, Registrant will no longer have any interest in EMP, Ltd. In any event, it is unlikely that Registrant will recover its $2 million investment in Investments either from Investments or from MVT.

WMXN-FM

During the first half of 1994, revenues generated by WMXN-FM, combined with the station's cash balances, were sufficient to cover its operating costs (before management fees).

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

Results of Operations

The following discussion of Registrant's 1994 and 1993 operating results from continuing operations do not include the results of Maryland Cable, Windsor, and IMPLP/IMPI and Intelidata, which are presented as discontinued operations. The results of operations of these properties are reported on Registrant's Consolidated Statement of Operations under the heading "Loss from discontinued operations". However, because Maryland Cable represented Registrant's major investment as of June 30, 1994, the results of operations of Maryland Cable are discussed in more detail below.

For the thirteen week periods ended June 30, 1994 and June 30, 1993:

Registrant had a loss from continuing operations in the second quarter of 1994 of approximately $1.7 million, which was comprised primarily of the following components: (1) Registrant's combined loss recognized from its investments in TCS, Paradigm and WMXN-FM of approximately $0.9 million; and (2) management fees and other general and administrative expenses.

Consolidated operating revenue decreased from approximately $9.1 million in the second quarter of 1993 to approximately $3.7 million in the second quarter of 1994 primarily as a result of:
The winding down of Paradigm and/or BBAD, which resulted in reduced program production activity (a decrease of approximately $5.2 million in revenues); and $0.3 million at WMXN-FM due to the implementation on January 31, 1994 of the LMA (refer to "Liquidity and Capital Resources" above), which generally reduced the amount of operating revenue reported by the station. These decreases were partially offset by an increase of approximately $0.1 million of TCS due to improved market conditions in Columbus, Georgia and St. Joseph, Missouri.

Consolidated property operating expenses decreased from approximately $7.1 million in the second quarter of 1993 to approximately $1.7 million in the second quarter of 1994 as a result of decreases of approximately: $5.3 million at Paradigm, due to reduced program production activity; and approximately $0.3 million at WMXN-FM due to the implementation on January 31, 1994 of the LMA, which generally reduced the amount of operating expenses reported by the station. The decreases were partially offset by an increase of approximately $0.2 million at TCS primarily due to increased expenses for news research, higher sales commissions due to increased revenues, and increased costs for technical repairs.

Consolidated general and administrative expenses increased from approximately $0.7 million in the second quarter of 1993 to approximately $1.0 million in the second quarter of 1994, due mostly to an increase of approximately $0.4 million at TCS. This increase was partially offset by a $0.1 million decrease at WMXN-FM as a result of the implementation on January 31, 1994 of the LMA (refer to "Liquidity and Capital Resources" above), which generally reduced the amount of general and administrative expenses reported by the station.

Depreciation and amortization expense decreased to approximately $0.6 million in the second quarter of 1994 from approximately $1.2 million in the second quarter of 1993. The primary reason for this decline was a decrease of approximately $0.5 million at TCS due to the full amortization of certain intangible assets during the second quarter of 1993.

Interest expense was relatively flat when comparing the second quarter of 1993 to the second quarter of 1994.

For the twenty-six week periods ended June 30, 1994 and June 30, 1993:

Registrant had a loss from continuing operations for the first two quarters of 1994 of approximately $3.8 million, which was comprised primarily of the following components: (1) Registrant's combined loss recognized from its investments in TCS, Paradigm and WMXN-FM of approximately $2.2 million; and (2) management fees and other general and administrative expenses.

Consolidated operating revenue decreased from approximately $9.9 million for the first two quarters of 1993 to approximately $7.1 million for the first two quarters of 1994 primarily as a result of decreases of approximately $5.7 million at Paradigm/BBAD, due to reduced program production activity and $0.5 million at WMXN-FM due to the implementation on January 31, 1994 of the LMA (refer to "Liquidity and Capital Resources" above), which generally reduced the amount of operating revenue reported by the station. These decreases were partially offset by an increase of approximately $3.3 million at TCS due primarily to the consolidation of TCS's operations in the first half of 1994, while the first quarter of 1993 reflected TCS's operations under the equity method of accounting.

Consolidated property operating expenses decreased from approximately $8.2 million for the first two quarters of 1993 to approximately $3.3 million for the first two quarters of 1994 primarily as a result of decreases of approximately: $6.1 million at Paradigm, due to reduced program production activity; and approximately $0.5 million at WMXN-FM due to the implementation on January 31, 1994 of the LMA, which generally reduced the amount of operating expenses reported by the station. These decreases were partially offset by an increase of approximately $1.6 million at TCS due to the consolidation of TCS's operations in the first half of 1994, while the first quarter of 1993 reflected TCS's operations under the equity method of accounting. Consolidated general and administrative expenses increased from approximately $0.9 million for the first two quarters of 1993 to approximately $2.2 million for the first two quarters of 1994, primarily as a result of: the consolidation of TCS's operations for the first two quarters of 1994, which contributed approximately $0.7 million in general and administrative expenses (the equity method of accounting was utilized for TCS in the first quarter of 1993); and an increase of approximately $0.6 million at TCS. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and amortization expense decreased to approximately $1.2 million in the first half of 1994 from approximately $1.4 million in the first half of 1993. This decrease in depreciation expense of approximately $0.2 million was comprised of increases or decreases at Registrant's properties which were immaterial, both individually and in the aggregate.

Interest expense increased from $1.3 million for the first two quarters of 1993 to approximately $2.6 million for the first two quarters of 1994. This increase resulted from the consolidation of TCS's operations for the first two quarters of 1994, which accounted for an increase of approximately $1.3 million of interest expense for the first two quarters of 1994 (when TCS's operations were not consolidated during the first quarter.)

Maryland Cable Systems

For purposes of the following discussion, Maryland Cable is comprised of the remaining systems, located in Maryland, which are referred to as the Lanham System, except in the discussions of depreciation and amortization expense and interest expense in which discussions Maryland Cable is comprised in 1993 of both the Lanham System and the Leesburg System. Second quarter 1993 results, including the results of the Leesburg System, which was sold on September 30, 1993, are presented in parenthesis.

For the thirteen week period ended June 30, 1994 and June 30, 1993:

For the second quarter of 1994, the Lanham System incurred a net loss of approximately $1,987,000 as compared to a net loss of approximately $7,889,000 ($7,649,000 including Leesburg) for the same period in 1993. The decrease in net loss is primarily due to the non-accrual of interest expense on the Discount Notes subsequent to March 10, 1994, the date of Maryland Cable's bankruptcy filing, as the interest will not be payable pursuant to the terms of the Prepackaged Plan. Depreciation and amortization expense also decreased, partially offset by higher cable television system expenses.

For the second quarter of 1994, the Lanham System's operating revenues increased slightly to approximately $10,786,000 from approximately $10,659,000 ($11,152,000 including Leesburg) for the second quarter of 1993. Potential increases in operating revenues from higher levels of basic subscribers at the Lanham System were mitigated by basic service rate decreases (due primarily to the 1993 FCC rate regulations) resulting in the modest increase in actual operating revenues. The average basic revenue per subscriber per month decreased to $25.61 in the second quarter of 1994 from $32.21 ($31.80 including Leesburg) in the second quarter of 1993. The decrease in basic revenue per subscriber per month is attributable to the restructuring of the basic rate and various equipment charges along with the loss of additional outlet revenue as a result of the 1993 FCC rate regulations. The number of average basic subscribers increased to 77,584 at June 30, 1994 from 75,122 (80,160 including
Leesburg) at June 30, 1993. The increase in the number of basic subscribers and average basic subscribers was due primarily to increased staffing in the direct sales area along with an increase in promotion expense during the second quarter of 1994.

For the second quarter of 1994, premium service units decreased to an average of 77,255 from an average of 78,148 (80,411 including Leesburg) in the second quarter of 1993. The decline is attributable to a price increase in premium service and sluggish local economic conditions. The average premium rate for the second quarter of 1994 and the second quarter of 1993 was $10.57 and $9.57 ($9.58 including Leesburg), respectively. The increase in rates is primarily attributable to the instituting of a new pricing structure on September 1, 1993 which increased premium service rates on additional outlets within a household.

Revenue from pay-per-view services increased to approximately $537,000 for the second quarter of 1994 from $393,000 ($396,000 including Leesburg) for the second quarter of 1993. This increase was a result of more special events and an increase in pay-per-view promotions.

Revenue from advertising sales increased to approximately
$356,000 for the second quarter of 1994 from approximately
$336,000 ($357,000 including Leesburg) for the second quarter of 1993. The increase resulted from improved marketing efforts by the in-house advertising sales force.

For the second quarter of 1994, cable television system expenses (which include all expenses other than depreciation and amortization, interest, management fees and expenses, and related expenses) increased as a percentage of revenue to 63% from 61% (61% including Leesburg) during the second quarter of 1993. The increase in expenses is primarily due to increases in payroll and related costs, programming expenses and copyright fees. The payroll and related costs increase is due primarily to increased technician wages, technician overtime and sales commissions to attain subscriber gains. Programming expenses increased in 1994 due to increased basic subscriber counts and increased programming rates. Copyright fees increased in 1994 due to an extensive September 1, 1993 rate and programming restructuring in response to the 1993 FCC rate regulations.

Maryland Cable's depreciation and amortization expenses decreased to approximately $3,302,000 for the second quarter of 1994 from approximately $3,950,000 in the second quarter of 1993. The decrease was due to the sale of the Leesburg System assets and to a decrease in amortization expense resulting from fully amortized deferred finance charges.

Maryland Cable's interest expense decreased to approximately $2.1 million in the second quarter of 1994 from $7.5 million in the second quarter of 1993. The decrease was primarily due to the non-accrual of interest expense on the Discount Notes subsequent to March 10, 1994, the date of Maryland Cable's bankruptcy filing, as the interest will not be payable pursuant to the terms of Prepackaged Plan. In addition, interest expense on the senior debt decreased due to lower outstanding principal in the second quarter of 1994 as a result of a required principal payment related to the sale of the Leesburg System on September 30, 1993. These decreases were partially offset by increases due to higher interest rates in the second quarter of 1994 compared to the second quarter of 1993.

For the twenty-six week periods ended June 30, 1994 and June 30, 1993:

For the first half of 1994, the Lanham System incurred a net loss of approximately $9,124,000 as compared to a net loss of approximately $15,303,000 for the same period in 1993 ($14,812,000 including Leesburg). The decrease in net loss is primarily due to the non-accrual of interest expense on the Discount Notes subsequent to March 10, 1994, the date of Maryland Cable's bankruptcy filing, as the interest will not be payable pursuant to the terms of the Prepackaged Plan. Depreciation and amortization expense also decreased, partially offset by higher cable television system expenses.

The Lanham System's operating revenues increased slightly to approximately $21,281,000 for the first half of 1994 from approximately $21,113,000 ($22,086,000 including Leesburg) for the first half of 1993. Potential increases in operating revenues from higher levels of basic subscribers at the Lanham System were mitigated by basic service rate decreases (due primarily to the 1993 FCC rate regulations) resulting in the modest increase in actual operating revenues. The average basic revenue per subscriber per month decreased to $25.60 in the first half of 1994 from $32.15 ($31.76 including Leesburg) in the first half of 1993. The decrease in basic revenue per subscriber per month is attributable to the restructuring of the basic rate and various equipment charges along with the loss of additional outlet revenue as a result of the 1993 FCC rate regulations. The number of basic subscribers increased to 78,036 at June 30, 1994 from 75,045 (80,122 including Leesburg) at June 30, 1993 and from 76,564 at December 31, 1993. The number of average basic subscribers for the first half of 1994 increased to 77,142 from 74,775 (79,721 including Leesburg) in the first half of 1993.
The increase in the number of basic subscribers and average basic subscribers is primarily attributable to increased staffing in the direct sales area along with an increase in promotion expense during the first half of 1994.

Premium service units decreased to approximately 76,621 (98.2% premium unit to basic subscriber ratio) at June 30, 1994 from 77,112 (103% premium unit to basic subscriber ratio) (79,286 or 99% including Leesburg) at June 30, 1993 and from 77,728 (102% premium unit to basic subscriber ratio) at December 31, 1993.
The decline is attributable to a price increase in premium service, and sluggish local economic conditions. The average premium revenue rate for the first half of 1994 and 1993 was $10.57 and $9.55 ($9.56 including Leesburg), respectively. The increase in rates is primarily attributable to the institution of a new pricing structure on September 1, 1993 which increased premium service rates on additional outlets within a household.

Revenue from pay-per-view services increased to approximately $953,000 for the first half of 1994 from approximately $775,000 ($779,000 including Leesburg) for the first half of 1993. This increase was a result of more special events and an increase in pay-per-view promotions.

Revenue from advertising sales increased to approximately
$620,000 for the first half of 1994 from approximately $540,000
($579,000 including Leesburg) for the first half of 1993.

Cable television system expenses as a percentage of revenues increased to 61% during the first half of 1994 from 60% for the first half of 1993 (59% including Leesburg). The increase in expenses is primarily due to payroll and related costs, programming expenses and copyright fees. The payroll and related costs increase is due primarily to increased technician wages, technician overtime and sales commissions to attain subscriber gains. Programming expenses increased in 1994 due to increased basic subscriber counts and increased programming rates. Copyright fees increased in 1994 due to the September 1, 1993 rate and programming restructuring as a result of 1993 FCC rate regulations.

Maryland Cable's depreciation and amortization expense decreased to approximately $6,603,000 for the first half of 1994 from approximately $7,852,000 for the first half of 1993. The decrease was due to the sale of the Leesburg System assets and to a decrease in amortization expense resulting from fully amortized deferred finance charges.

Maryland Cable's interest expense decreased to approximately $8,547,000 in the first half of 1994 from approximately $14,800,000 in the first half of 1993. The decrease was primarily due to the non-accrual of interest expense on the Discount Notes subsequent to March 10, 1994, the date of Maryland Cable's bankruptcy filing, as the interest will not be payable pursuant to the terms of Prepackaged Plan. In addition, interest expense on the senior debt decreased due to lower outstanding principal in the first half of 1994 as a result of a required principal payment related to the sale of the Leesburg System on September 30, 1993. This decrease was partially offset by increases due to higher interest rates in the first half of 1994 compared to the first half of 1993 and increased accrued interest on the fully accreted Discount Notes for the period from January 1, 1994 to March 10, 1994, the date of Maryland Cable's bankruptcy filing.


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


Item 6.   Exhibits and Reports on Form 8-K

10.01 Exchange agreement and plan of merger by and among Registrant, Western Wireless Corporation, Markets
          Cellular Limited Partnership and others dated July 20,
          1994.

10.02     Stockholders agreement by and among Western Wireless
          Corporation, Registrant and others dated July 29, 1994.
                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ML MEDIA OPPORTUNITY PARTNERS,
                        L.P.

                        By:  RP Opportunity Management, L.P.
                             General Partner

                        By:  IMP Opportunity Management Inc.



Dated: August 15, 1994  /s/ I. Martin Pompadur
                            I. Martin Pompadur
                            Director and President
                            (principal executive officer)


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


                         ML MEDIA OPPORTUNITY PARTNERS,
                         L.P.

                         By:  Media Opportunity Management
                         Partners
                              General Partner

                         By:  ML Opportunity Management Inc.



Dated: August 15, 1994   /s/ Kevin K. Albert
                             Kevin K. Albert
                             Director and President


Dated: August 15, 1994   /s/ Robert F. Aufenanger
                             Robert F. Aufenanger
                             Director and Executive Vice
                             President


Dated: August 15, 1994   /s/ David G. Cohen
                             David G. Cohen
                             Treasurer
                             (principal financial officer and
                              principal accounting officer)

ed in parenthesis.

For the thirteen week period ended June 30, 1994 and June 30, 1993:

For the second quarter of 1994, the Lanham System incurred a net loss of approximately $1,987,000 as compared to a net loss of approximately $7,889,000 ($7,649,000 including Leesburg) for the same period in 1993. This decrease in net loss is primarily due to not accruing original issue discount interest on Maryland Cable's Discount Notes after March 10, 1994, resulting in substantially lower interest expense. Depreciation and amortization expense also decreased, partially offset by higher cable television system expenses.

For the second quarter of 1994, the Lanham System's operating revenues increased slightly to approximately $10,786,000 from approximately $10,659,000 ($11,152,000 including Leesburg) for the second quarter of 1993. Potential increases in operating revenues from higher levels of basic subscribers at the Lanham System were mitigated by basic service rate decreases (due primarily to the 1993 FCC rate regulations) resulting in the modest increase in actual operating revenues. The average basic revenue per subscriber per month decreased to $25.61 in the second quarter of 1994 from $28.93 ($28.63 including Leesburg) in the second quarter of 1993. The number of [average] basic subscribers increased to 77,584 [at June 30,] 1994 from 75,122 (80,160 including Leesburg) [at June 30,] 1993. The increase in the average basic subscribers was due primarily to ___________.

For the second quarter of 1994, premium service units decreased to an average of 77,255 from an average of 78,148 (80,411 including Leesburg) in the second quarter of 1993. The average premium rate for the second quarter of 1994 and the second quarter of 1993 was $10.57 and $9.57 ($9.58 including Leesburg), respectively. The cause of the decline in units and the rate increase was _____________.

Revenue from pay-per-view services increased to approximately $537,000 for the second quarter of 1994 from $393,000 ($396,000 including Leesburg) for the second quarter of 1993. This increase was a result of more special events and an increase in pay-per-view promotions.

Revenue from advertising sales increased to approximately
$356,000 for the second quarter of 1994 from approximately
$336,000 ($357,000 including Leesburg) for the second quarter of 1993. The increase resulted from improved marketing efforts by the in-house advertising sales force.

For the second quarter of 1994, cable television expenses increased as a percentage of revenue to 62% from 57% (57% including Leesburg) during the second quarter of 1993. The increase in expenses is primarily due to increases in payroll and related costs, programming expenses and copyright fees. The payroll and related costs increase is due primarily to technician wages, technician overtime and sales commissions to attain subscriber gains. Programming expenses increased in 1994 due to increased basic subscriber counts and increased programming rates. Copyright fees increased in 1994 due to an extensive September 1, 1993 rate and programming in response to the 1993 FCC rate regulations.

Depreciation and amortization expenses decreased to approximately $3,302,000 for the second quarter of 1994 from approximately $3,950,000 in the second quarter of 1993. The decrease was due to the sale of the Leesburg System assets and to a decrease in amortization expense resulting from fully amortized deferred finance charges.

Interest expense decreased to $_____ in the second quarter of 1994 from $_____ in the second quarter of 1993. The decrease was primarily due to the non-accrual of original issue discount interest expense on the Discount Notes subsequent to March 10, 1994, the date of Maryland Cable's bankruptcy filing, and pursuant to the terms of Prepackaged Plan. In addition, interest expense on the senior debt decreased due to lower outstanding principal in the second quarter of 1994 as a result of a required principal payment related to the sale of the Leesburg System on September 30, 1993. This decrease was partially offset by increases due to higher interest rates in the second quarter of 1994 compared to the second quarter of 1993 and increased accrued interest on the fully accreted Discount Notes for the period from January 1, 1994 to March 10, 1994.

For the twenty-six week periods ended June 30, 1994 and June 30, 1993:

For the first half of 1994, the Company incurred a net loss of approximately $9,124,000 as compared to a net loss of approximately $15,303,000 for the same period in 1993 ($14,812,000 including Leesburg). This decrease in net loss is primarily due to not accruing original issue discount interest on the Discount Notes after March 10, 1994, resulting in substantially lower interest expense. Depreciation and amortization expense also decreased, partially offset by higher cable television system expenses.

The Lanham System's operating revenues increased slightly to approximately $21,281,000 for the first half of 1994 from approximately $21,113,000 ($22,086,000 including Leesburg) for the first half of 1993. Potential increases in operating revenues from higher levels of basic subscribers at the Lanham System were mitigated by basic service rate decreases (due primarily to the 1993 FCC rate regulations) resulting in the modest increase in actual operating revenues. The average basic revenue per subscriber per month decreased to $25.60 in the first half of 1994 from $28.90 ($28.64 including Leesburg) in the first half of 1993. The number of basic subscribers increased to 78,036 at June 30, 1994 from 75,045 (80,122 including Leesburg) at June 30, 1993 and from 76,564 at December 31, 1993. The number of average basic subscribers for the first half of 1994 increased to 77,142 from 74,775 (79,721 including Leesburg) in the first half of 1993. The number of average basic subscribers for the first half of 1994 increased to 77,142 from 74,775 (79,721 including Leesburg) in the first half of 1993. The increase in the number of basic subscribers and average basic subscribers is primarily attributable to increased staffing in the direct sales area along with an increase in promotion expense during the first half of 1994.

Premium service units decreased to approximately 76,621 (98.2% premium unit to basic subscriber ratio) at June 30, 1994 from 77,112 (103% premium unit to basic subscriber ratio) (79,286 or 99% including Leesburg) at June 30, 1993 and from 77,728 (102% premium unit to basic subscriber ratio) at December 31, 1993.
The decline is attributable to a price increase in premium service, and sluggish local economic conditions. The average premium revenue rate for the first half of 1994 and 1993 was $10.57 and $9.55 ($9.56 including Leesburg), respectively. The increase in rates is primarily attributable to the institution of a new pricing structure on September 1, 1993 which increased premium service rates on additional outlets within a household.

Revenue from pay-per-view services increased to approximately $953,000 for the first half of 1994 from approximately $775,000 ($779,000 including Leesburg) for the first half of 1993. This increase was a result of more special events and an increase in pay-per-view promotions.

Revenue from advertising sales increased to approximately
$620,000 for the first half of 1994 from approximately $540,000
($579,000 including Leesburg) for the first half of 1993.

Cable television system expenses (which include all expenses other than depreciation and amortization, interest, management fees and expenses, and related expenses) as a percentage of revenues increased to 62% during the first half of 1994 from 58% for the first half of 1993 (57.5% including Leesburg). The increase in expenses is primarily due to payroll and related costs, programming expenses and copyright fees. The payroll and related costs increase is due primarily to technician wages, technician overtime and sales commissions to attain subscriber gains. Programming expenses increased in 1994 due to increased basic subscriber counts and increased programming rates. Copyright fees increased in 1994 due to the September 1, 1993 rate and programming restructuring as a result of 1993 FCC rate regulations.

Depreciation and amortization expense decreased to approximately $6,603,000 for the first half of 1994 from approximately $7,852,000 for the first half of 1993. The decrease was due to the sale of the Leesburg System assets and to a decrease in amortization expense resulting from fully amortized deferred finance charges.

Interest expense decreased to approximately $8,547,000 in the first half of 1994 from approximately $14,949,000 in the first half of 1993. The decrease was primarily due to the non-accrual of original issue discount interest expense on the Discount Notes subsequent to March 10, 1994, the date of Maryland Cable's bankruptcy filing, and pursuant to the terms of Prepackaged Plan. In addition, interest expense on the senior debt decreased due to lower outstanding principal in the first half of 1994 as a result of a required principal payment related to the sale of the Leesburg System on September 30, 1993. This decrease was partially offset by increases due to higher interest rates in the first half of 1994 compared to the first half of 1993 and increased accrued interest on the fully accreted Discount Notes for the period from January 1, 1994 to March 10, 1994, the date of Maryland Cable's bankruptcy filing.


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

None.
                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    ML MEDIA OPPORTUNITY PARTNERS, L.P.

                    By:  RP Opportunity Management, L.P.
                         General Partner

                    By:  IMP Opportunity Management Inc.



Dated: _____,1994   /s/ I. Martin Pompadur
                        I. Martin Pompadur
                        Director and President
                        (principal executive officer)


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    ML MEDIA OPPORTUNITY PARTNERS, L.P.

                    By:  Media Opportunity Management Partners
                         General Partner

                    By:  ML Opportunity Management Inc.



Dated: _____, 1994  /s/ Kevin K. Albert
                        Kevin K. Albert
                        Director and President


Dated: _____, 1994  /s/ Robert F. Aufenanger
                        Robert F. Aufenanger
                        Director and Executive Vice President


Dated: _____, 1994  /s/ David G. Cohen
                        David G. Cohen
                        Treasurer
                        (principal financial officer and
                         principal accounting officer)


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