Form 10-Q
period 1994-09-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1994-11-14
CIK 818080

10
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended
                       September 30, 1994

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

                     World Financial Center
                    South Tower - 14th Floor
                 New York, New York  10080-6114 (Address of
principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (212) 236-
6472


                                             N/A
                        Former name, former address and
                        former fiscal year if changed since
                        last report

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes   X    No      .
WORD\LIZ\MOPP\MOP3Q.94

               ML MEDIA OPPORTUNITY PARTNERS, L.P.

                 PART 1 - FINANCIAL INFORMATION


              Item 1.   Financial Statements
               TABLE OF CONTENTS

Page
Consolidated Balance Sheets as of September 30,
1994 (Unaudited) and December 31, 1993
(Unaudited)                                            3-
4

Consolidated Statements of Operations for the
thirteen and thirty-nine week periods ended
September 30, 1994 (Unaudited), and September
30, 1993 (Unaudited)                                   5-
8

Consolidated Statements of Cash Flows for the
thirty-nine week periods ended September 30,
1994 (Unaudited), and September 30, 1993
(Unaudited)                                           9-
11
Notes to the Consolidated Financial Statements
for the thirty-nine week periods ended September
30, 1994 (Unaudited)                                  12-
22


              ML MEDIA OPPORTUNITY PARTNERS, L.P.
     CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1994
         (UNAUDITED) AND DECEMBER 31, 1993 (UNAUDITED)

                                 September 30,    December 31,
                          Notes         1994            1993
ASSETS:
Cash and cash
  equivalents               2      $ 12,448,447    $  4,657,815
Accounts receivable
  (net of allowance for
  doubtful accounts of
  $268,803 at September
  30, 1994 and $171,390
  at December 31, 1993)               4,081,145       3,959,680
Prepaid expenses and
  deferred charges
  (net of accumulated
  amortization of
  $3,091,597 at
  September 30, 1994,
  and $2,711,667 at
  December 31, 1993)                    879,203       1,208,573
Property, plant and
  equipment (net of
  accumulated
  depreciation of
  $12,879,435 at
  September 30, 1994
  and $12,372,024 at
  December 31, 1993)        2         5,837,558       5,723,402
Intangible assets (net
  of accumulated
  amortization of
  $21,419,794 at
  September 30, 1994
  and $20,481,214 at
  December 31, 1993)        2        35,837,261      36,454,624
Investment in joint
  ventures and common
  stock                               1,261,666       1,261,666
Other assets                          3,422,607         867,723
TOTAL ASSETS                       $ 63,767,887   $  54,133,483

                                (Continued on the following
page)
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
     CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1994
                          (UNAUDITED)
                AND DECEMBER 31, 1993 (UNAUDITED)
                           (continued)

                                  September 30,     December 31,
                          Notes          1994             1993
LIABILITIES AND
  PARTNERS' DEFICIT:
Liabilities:
Borrowings                  2      $  42,999,804    $
42,999,804
Accounts payable and
  accrued liabilities                 13,417,733
8,711,807 Net liabilities of
  discontinued
  operations-Cable
  television systems       2,3                --
113,678,564

Total Liabilities                     56,417,537
165,390,175 Minority interest                93,513
99,854
Partners' Deficit:
General Partners:
Capital contributions,
  net of offering
  expenses                  1          1,019,428
1,019,428
Cumulative loss                        (926,367)
(2,112,501)
                                          93,061
(1,093,073) Limited Partners:
Capital contributions,
  net of offering
  expenses (112,147.1
  Units of Limited
  Partnership Interest)     1        100,914,316
100,914,316 Tax allowance cash
  distribution                       (2,040,121)
(2,040,121)
Cumulative loss                     (91,710,419)
(209,137,668)
                                       7,163,776
(110,263,473) Total Partners' Deficit  7,256,837
(111,356,546)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                  $  63,767,887    $
54,133,483


See Notes to Consolidated Financial Statements (Unaudited).

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30,
            1994 (UNAUDITED) AND SEPTEMBER 30, 1993 (UNAUDITED)

                  Thirteen Weeks                Thirty-Nine Weeks
           September 30,  September 30,   September 30,  September
30,
                 1994           1993           1994            1993
Operating
Re-
venues:    $ 3,584,848    $ 3,921,285    $10,672,052    $13,889,218


Operating Expenses:
Property
opera-
ting
expenses     1,760,599      2,449,029        5,033,404   10,624,592
General
and
adminis-
trative      1,024,066        697,373        3,221,601    1,566,910
Depre-
ciation
and
amorti-
zation         639,587        685,305        1,859,503    2,047,833
Manage-
ment fees      786,155        768,354        2,361,408    2,305,062
Loss on
write-
down of
assets              --             --               --
515,800
             4,210,407        4,600,061   12,475,916     17,060,197

Operating
loss from
con-
tinuing
opera-
tions        (625,559)      (678,776)     (1,803,864     (3,170,979
                                                   )              )

Other
(Expense)
Income:
                                (continued on the following page)

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30,
            1994 (UNAUDITED) AND SEPTEMBER 30, 1993 (UNAUDITED)
                             (continued)

                  Thirteen Weeks                Thirty-Nine Weeks
                  September 30,  September 30,   September 30,
                  September 30, 1994                  1993
                  1994           1993


Interest
expense     (1,313,946)    (1,267,602)     (3,890,163)    (2,531,736)
Interest
income          301,292         33,283         349,747        115,927
Other
expenses       (116,785       (29,425)       (187,303)      (118,506)
                      )

             (1,129,439    (1,263,744)     (3,727,719)    (2,534,315)
                      )
Loss from
con-
tinuing
oper-
ations
before
equity in
loss of
joint
venture
and
minority
interest    (1,754,998)    (1,942,520)      (5,531,583)
(5,705,294)

Equity in
loss of
joint
venture
and
minority
interest          (480)             --            (648)
(1,262,809)




                                (continued on the following page)

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
            SEPTEMBER 30, 1994 (UNAUDITED) AND SEPTEMBER 30, 1993
            (UNAUDITED)
                             (continued)

                  Thirteen Weeks                Thirty-Nine Weeks
                  September 30,  September 30,   September 30,
                  September 30, 1994                  1993
                  1994           1993

Loss from
con-
tinuing
oper-
ations       (1,755,478)     (1,942,520)    (5,532,231)
(6,968,103)

Discon-tinu
ed opera-
tions:


Loss from discontinued
operations of:

Cable tele-
vision
systems
segment
                      --     (3,688,867)    (6,784,982)
(17,800,854)
Business
informa-
tion
services
segment               --              --             --
(792,808)
Gain on
sale of
discon-
tinued
cable
televi-
sion
segment          600,000              --        600,000              -
- - - -

Loss before
extra-
ordinary
item
             (1,155,478)     (5,631,387)   (11,717,213)
(25,561,765)

                                (continued on the following page)

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 1994
            (UNAUDITED) AND SEPTEMBER 30, 1993 (UNAUDITED)
                             (continued)

                  Thirteen Weeks                Thirty-Nine Weeks
                  September 30,  September 30,   September 30,
                  September 30, 1994                  1993
                  1994           1993

Extra-ordin
ary item
             130,330,596              --    130,330,596              -
- - - -
NET INCOME/
(LOSS)
            $129,175,118   $ (5,631,387)   $118,613,383
$(25,561,765)

Per Unit of
Limited
Part-
nership
Interest:
Loss from
con-
tinuing
oper-
ations      $    (15.49)    $    (17.15)   $    (48.84)    $
(61.51)
Gain/-(Loss
) from
discon-
tinued
oper-
ations
                    5.30         (32.56)        (54.59)
(164.14)
Extra-ordin
ary item
             $  1,150.51        $     --    $  1,150.51        $     -
- - - -
NET INCOME/
(LOSS)
             $  1,140.32    $    (49.71)    $  1,047.08    $
(225.65)
Number of
Units          112,147.1       112,147.1      112,147.1
112,147.1



See Notes to Consolidated Financial Statements (Unaudited).

           ML MEDIA OPPORTUNITY PARTNERS, L.P.
          CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 1994
      (UNAUDITED) AND SEPTEMBER 30, 1993 (UNAUDITED)

                           September 30,    September
                                  30, 1994
                                  1993
Cash flows from
operating activities:

Net loss                   $118,613,383
$(25,561,765)


Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:

Depreciation and
 amortization                 1,859,503
2,047,833
Bad debt reserve
 adjustment                      97,413
34,245
Equity in loss of joint
 venture and minority             (648)
1,262,809
 interest

Gain on disposition of
 Maryland Cable            (130,330,596
- - - --
                                      )
Gain on sale of Windsor       (600,000)
- - - --
Loss on writedown of
 assets                              --
515,800
Change in operating
 assets and liabilities:
Decrease in accounts
 receivable                   1,276,955            333,941
(Increase)/Decrease in
 prepaid expenses and
 deferred charges              (50,560)             12,535

(Increase)/Decrease in      (2,800,630)          3,376,628
 other assets


                                (continued on the following
page)
             ML MEDIA OPPORTUNITY PARTNERS, L.P.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 1994
       (UNAUDITED) AND SEPTEMBER 30, 1993 (UNAUDITED)
                         (continued)

                             September 30,    September 30,
                                    1994             1993

Increase/(Decrease) in
 accounts payable and
 accrued liabilities             4,705,926      (1,140,223)
Increase in net
 liabilities of
 discontinued operations         6,784,982       18,593,661
Net cash used in operating
activities                      (444,272)        (524,536)

Cash flows from investing
 activities:
Proceeds received to date
 for Maryland Cable
 disposition                     9,231,536               --
Purchase of  property,
 plant and equipment             (675,415)      (1,025,441)
Increase in intangible
 assets                          (321,217)               --
Net cash provided by/(used
in) investing activities        8,234,904      (1,025,441)

Cash flows from financing
                        activities:
Principal payments on
 bank loans                             --        (633,854)
Net cash used in
         financing activities                   --
                         (633,854)




                                (continued on the following
page)

             ML MEDIA OPPORTUNITY PARTNERS, L.P.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 1994
       (UNAUDITED) AND SEPTEMBER 30, 1993 (UNAUDITED)
                         (continued)

                             September 30,    September 30,
                                    1994             1993

Net increase/(decrease) in
cash and cash equivalents       7,790,632      (2,183,831)

Cash and cash equivalents
         at beginning of period         4,657,815
                         7,637,846
Cash and cash equivalents
 at end of period              12,448,447         $

5,454,015

Cash paid for interest        $ 2,511,322         $

1,720,984









See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 1994
                           (UNAUDITED)


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

2.   Liquidity

At September 30, 1994, the Partnership had $12,448,447 in cash and cash equivalents, of which $1,660,865 was limited for use at the operating level and $10,787,582 was the Partnership's working capital. The Partnership expects to make a cash distribution to Partners from its working capital of approximately $9.1 million at the end of November, 1994.

The Partnership is in the process of selling or disposing of a significant portion of its investments. The Partnership consummated the disposition of Maryland Cable on September 30, 1994 and the sale of the Windsor Cable Systems on May 18, 1994. In addition, the Partnership expects to consummate the sale of WMXN-FM in early 1995, subject to regulatory approval. The status of all of the Partnership's investments is discussed in more detail below.

Disposition of Maryland Cable

On September 30, 1994, the Amended Prepackaged Plan of Reorganization of Maryland Cable and Holdings (the "Prepackaged Plan") was consummated. Pursuant to the Prepackaged Plan, Maryland Cable and Holdings were liquidated into Maryland Cable Partners, L.P., a newly formed limited partnership ("Newco"). As a result of the liquidation, Newco acquired all of the assets of Maryland Cable, subject to all of the liabilities of Maryland Cable that were not discharged pursuant to the Prepackaged Plan.

Under the Prepackaged Plan, the Partnership received a 4.9% interest in Newco in satisfaction of (i) the $3,600,000 in subordinated promissory notes held by the Partnership, plus accrued interest thereon, (ii) the $5,379,833 in deferred management fees payable to the Partnership, and (iii) certain other amounts payable to the Partnership. The Partnership immediately exercised its right to sell its 4.9% interest in Newco to Water Street Corporate Recovery Fund I, L.P. (the holder of 85% of the outstanding principal amount of the 15-3/8% Subordinated Discount Notes due 1998 of Maryland Cable) and certain other holders of the Notes for an aggregate price of $2,846,423. Upon the consummation of the Prepackaged Plan, ML Cable Partners, which is 99% owned by the Partnership, received payment in full of the unpaid portion of the $6,830,000 participation in the senior bank debt of Maryland Cable held by ML Cable Partners, together with accrued interest thereon. In addition, MultiVision Cable TV Corp. received a payment of $500,000 in partial settlement of severance and other costs relating to the termination of MultiVision as manager of the Maryland Cable cable systems. The Partnership recognized a gain for financial reporting purposes on the disposition of Maryland Cable of approximately $130 million, which is classified as an extraordinary gain on the Partnership's Statements of Operations.

Included in this gain is a $450,000 management fee which the Partnership is entitled to receive for managing the Maryland
Cable Systems from January 1, 1994 through September 30, 1994, which fee is payable on or before November 30, 1994.

Sale of Windsor

On May 18, 1994, the Partnership completed the sale of the assets of the Windsor Systems to Tar River Communications Inc. ("Tar
River") for $3,443,200, subject to post-closing adjustments.
At closing, the Partnership repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the Windsor Note. In addition, as required by the Asset Purchase Agreement with Tar River, at closing, $342,160 was placed into two separate escrow accounts to cover the potential costs of improving pole attachments as well as other possible post-closing expenses. A significant portion of the remaining $1,050,982 of sale proceeds will be used to cover certain preclosing liabilities to third parties, as well as the final closing costs of the transaction, such as legal fees.
The Partnership recognized a gain of $600,000 for financial reporting purposes on the sale of the Windsor Systems.

Pending Sale of WMXN-FM

During the first three quarters of 1994, revenues generated by WMXN-FM, combined with the station's cash balances, were sufficient to cover its operating costs (before management fees).

The Partnership entered into an Option Agreement, effective January 25, 1994, with US Radio, Inc. ("US Inc."), a Delaware corporation, and an affiliated entity, US Radio, L.P. ("US Radio"), a Delaware limited partnership, neither of which is affiliated with the Partnership. Pursuant to the Option Agreement, the Partnership granted US Inc. an option (the "Call") to purchase substantially all of the assets of WMXN-FM (the "Assets") for a cash price of $3.5 million at any time prior to January 15, 1995. Also pursuant to the Option Agreement, US Inc. granted the Partnership the option (the "Put") to sell the Assets to US Inc. for a cash price of $3.5 million at any time (a) within 30 days after the expiration of the Call or (b) within 30 days of the termination by the Partnership of the LMA (see below) as a result of a material breach of the LMA by US Radio. On September 23, 1994, US Inc. exercised the Call. On October 24, 1994, the Partnership and US Radio of Norfolk, Inc. ("US Norfolk"), an affiliate of US Inc. to which US Inc. assigned its option to purchase WMXN-FM, filed an application with the FCC requesting assignment of the license of WMXN-FM from the Partnership to US Norfolk. The Partnership expects that the sale will close in the first quarter of 1995. However, the acquisition of WMXN-FM by US Norfolk is subject to the prior approval of the FCC. There can be no assurance that the sale of WMXN-FM will be consummated.

Effective January 31, 1994, the Partnership entered into a Time Brokerage Agreement (the "LMA") with US Radio. The LMA calls for the Partnership to make broadcasting time available on WMXN-FM to US Radio and for US Radio to provide radio programs to be broadcast on WMXN-FM, subject to certain terms and conditions, including the rules and regulations of the FCC. In exchange for providing broadcasting time to US Radio, the Partnership will receive a monthly fee approximately equal to its cost of operating WMXN-FM. The LMA will continue until the consummation of the acquisition of WMXN-FM by US Norfolk.

TCS

As of September 30, 1994, TCS was in default of covenants under its note agreements and failed to make three scheduled principal payments totaling $1.65 million due February 28, 1994, May 31, 1994 and August 31, 1994. In addition, TCS expects to default on the majority of its scheduled principal payments for the remainder of 1994 as well as in 1995. TCS engaged in negotiations with its note holders regarding a potential restructuring of TCS's note agreements, but was unsuccessful in its efforts. The Partnership therefore engaged Furman Selz Incorporated to assist it in marketing the TCS television stations. It is the Partnership's intention to actively pursue a sale of the TCS television stations; however, the Partnership may not be able to reach a final agreement with potential purchasers on terms acceptable to the Partnership. During the process of marketing the TCS television stations, while TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the right to foreclose on the stock of the operating subsidiaries that own the three TCS stations, but not the other assets of the Partnership. Whether or not the Partnership is able to sell the TCS television stations, it is unlikely that the Partnership will recover more than a nominal amount of its investment in TCS. As of and for the thirty-nine week period ended September 30, 1994, TCS represented 75% of the Partnership's total assets and 96% of the Partnership's operating revenues.

Paradigm

Paradigm and/or BBAD are not currently producing television programs and the Partnership has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992. The Partnership has agreed in principle with Associates on the terms of an agreement under which Paradigm would retain the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD would be assigned to Associates, and Paradigm would retain a percentage interest in all such projects and concepts. In any event, the Partnership will most likely recover only a nominal portion, if any, of its original investment in Paradigm and/or BBAD. Due in part to the Partnership's unwillingness to advance additional funds to fund the continuing operating losses and possible winding down of Paradigm's and BBAD's operating activities, the Partnership recorded in the second quarter of 1993 a writedown of approximately $516,000 of certain assets of Paradigm and BBAD to reduce the Partnership's net investment to a net realizable value of zero.

GCC

As of June 30, 1994, the Partnership's 351,665 shares in GCC represented an ownership percentage equal to approximately 4.2%. On January 20, 1994, the majority stockholders of GCC and certain holders of interest in MARKETS Cellular Limited Partnership ("Markets"), and PN Cellular, Inc. ("PNCI") executed a Memorandum of Intention (the "Memorandum") pursuant to which the parties thereto expressed their intent to effect a proposed business combination of GCC and Markets.

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

Investments and EMP, Ltd.

During the first three quarters of 1994 Investments, EMP, Ltd.
and their affiliates were reliant on their operating activities, cash balances and/or additional funding from ALP
Enterprises to fund their continuing operations. The
Partnership elected not to advance further funds to Investments, EMP, Ltd., or their affiliates beyond those funds already advanced.

Effective August 12, 1994, the Partnership and EMP, Ltd. restructured the ownership of EMP, Ltd. and certain of its subsidiaries in order to enable EMP, Ltd. to attract additional capital from ALP Enterprises and other third parties. In the restructuring, based on certain representations from EMP, Ltd. and ALP Enterprises, the Partnership sold to Clarendon and ALP Enterprises for nominal consideration the Partnership's shares in EMP, Ltd. Simultaneously, the Partnership and EMP, Ltd. entered into an agreement whereby EMP, Ltd.'s 10% interest in Teletext was transferred, together with a 350,000 loan (approximately $543,000 at then-current exchange rates) from EMP, Ltd. to a newly formed entity, MV Technology Limited ("MVT"). After the transfer, the Partnership owns 13.8% of the issued common shares of MVT, while EMP, Ltd. owns the remaining 86.2%. MVT's sole purpose is to manage its 10% interest in Teletext. The Partnership has the right to require EMP, Ltd. to purchase the Partnership's interest in MVT at any time between December 31, 1994 and December 31, 1997. EMP, Ltd. has the right to require the Partnership to sell the Partnership's interest in MVT to EMP, Ltd. at any time between September 30, 1995 and September 30, 1998. MVT will pay an annual fee to EMP, Ltd. for management services provided by EMP, Ltd. in the oversight of MVT's investment in Teletext. Following the restructuring, the Partnership no longer has any interest in EMP, Ltd. It is unlikely the Partnership will recover its $2 million investment in Investments either from Investments or from MVT.

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

Subsequent to the sale of the businesses, the Partnership advanced net additional funds totaling approximately $0.1 million to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors. The Partnership anticipates that it may be required to make additional such advances to IMPLP/IMPI and Intelidata during 1994 and 1995. The total of any Partnership obligations to fund such advances, including certain contractual obligations, is not currently anticipated to exceed the amount of the writedown. It is unlikely the Partnership will recover any of its investments in IMPLP/IMPI/Intelidata.

Summary

In summary of the Partnership's liquidity status, of the approximately $10.8 million that the Partnership has available for working capital, approximately $9.1 million will be distributed to Partners at the end of November, 1994. The remaining approximately $1.7 million may be utilized to support anticipated funding needs, or possible restructurings, as appropriate, of its investments. The Partnership has no contractual commitment to advance funds to any of these investments.
3.   DISCONTINUED OPERATIONS
Cable Television Systems Segment
Due to the disposition of Windsor and Maryland Cable (see Note
2), the Partnership has presented its Cable Television Systems Segment (comprised of Maryland Cable and Windsor) as discontinued operations. The December 31, 1993 Consolidated Balance Sheet and the September 30, 1993 Consolidated Statement of Operations and Consolidated Statement of Cash Flows, have been restated to present such discontinued operations.
The net liabilities of discontinued operations on the Consolidated Balance Sheet are comprised of the following:
                                 As of             As of
                             September 30,      December 31,
                                    1994              1993

Property, plant and
equipment, net                    $      --      $  45,342,432

Intangible assets, net                              85,521,053
                                         --

Other assets                                         6,153,656
                                         --

Borrowings                               --      (242,623,751)

Other liabilities                        --        (8,071,954)

Net liabilities of
discontinued operations           $      --     $(113,678,564)

Any losses incurred by this segment subsequent to March 31, 1994 had been deferred and have since been included in the gain on deposition in the quarter ended September 30, 1994.

Summarized results of discontinued operations of this segment on the Consolidated Statements of Operations are as follows:



                   Thirteen Weeks              Thirty-Nine
Weeks
            September 30,  September 30,  September 30,  September
                   30, 1994       1993           1994           1993

Operating
Revenues          $    --    $11,312,099    $10,714,539   $
33,880,016

Less:
Operating
Expenses               --     11,136,413      8,873,666
32,983,554

Operating
Income                 --        175,686      1,840,873
896,462

Other
Expenses,
net                    --    (3,864,553)    (8,625,855)
(18,697,316)

Loss from
dis-
continued
oper-
ations            $    --   $(3,688,867)   $(6,784,982)
$(17,800,854)


Business Information Services Segment

Effective July 1, 1993, the Partnership sold the business and assets of IMPLP/IMPI and Intelidata (the Business Information Services Segment). The results of the Business Information Services Segment have been reported separately in the September 30, 1993 Consolidated Statements of Operations as discontinued operations. Summarized results of the discontinued operations of this segment are as follows:

                    Thirteen Weeks            Thirty-Nine Weeks
                September    September     September
                September
                 30, 1994     30, 1993      30, 1994     30,
                 1993


Operating
Revenues           $    --       $    --        $   --   $
975,321

Less:
Operating
Expenses                --            --            --
1,406,677

Operating Loss
                        --            --            --
(431,356)

Other Income,
net                     --            --            --
2,548

Write-down of
assets                  --            --            --
(364,000)

Loss from
discontinued
operations         $    --       $    --        $   --
$(792,808)


There were no net liabilities from the discontinued operations of the Business Information Services Segment as of September 30,
1994 and as of December 31, 1993.

4.   TCS

The Partnership consolidated TCS as of March 26, 1993, the date it received regulatory approval for the restructuring of the ownership of TCS. Through March 25, 1993, the Partnership utilized the equity method of accounting for TCS. The following data was prepared to illustrate the effects of TCS on the operations of the Partnership:

                    Thirteen Weeks             Thirty-Nine Weeks
                September      September     September      September
                30, 1994       30, 1993      30, 1994       30, 1993

Total
Revenues -
TCS             $3,455,828    $ 3,243,379   $10,236,864    $
6,671,653
Total
Expenses -
TCS            (4,508,545)    (3,784,255)  (13,146,812)
(8,128,451)

Equity in
loss of
joint
venture -
TCS                     --             --            --
(1,288,838)

Net Loss -
TCS           $(1,052,717)   $  (540,876)  $(2,909,948)
$(2,745,636)




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1994, Registrant had $12,448,447 in cash and cash equivalents, of which $2,211,440 was limited for use at the operating level and $10,237,007 was Registrant's working capital. Registrant expects to make a cash distribution to Partners from its working capital of approximately $9.1 million at the end of November, 1994.

Registrant is in the process of selling or disposing of a substantial portion of its investments. Registrant consummated the disposition of Maryland Cable on September 30, 1994 and the sale of the Windsor Cable Systems on May 18, 1994. In addition, Registrant expects to consummate the sale of WMXN-FM in early 1995, subject to regulatory approval. The status of all of Registrant's investments is discussed in more detail below.

In summary of Registrant's liquidity status, of the approximately $10.2 million that Registrant has available for working capital, approximately $9.1 million will be distributed to Partners at the end of November, 1994. The remaining approximately $1.1 million may be utilized to support anticipated funding needs or possible restructurings, as appropriate, of its investments. Registrant has no contractual commitment to advance funds to any of its investments.

Disposition of Maryland Cable

On September 30, 1994, the Amended Prepackaged Plan of Reorganization of Maryland Cable and Holdings (the "Prepackaged Plan") was consummated. Pursuant to the Prepackaged Plan, Maryland Cable and Holdings were liquidated into Maryland Cable Partners, L.P., a newly formed limited partnership ("Newco").
As a result of the liquidation, Newco acquired all of the assets of Maryland Cable, subject to all of the liabilities of Maryland Cable that were not discharged pursuant to the Prepackaged Plan.

Under the Prepackaged Plan, Registrant received a 4.9% interest in Newco in satisfaction of (i) the $3,600,000 in subordinated promissory notes held by Registrant, plus accrued interest thereon, (ii) the $5,379,833 in deferred management fees payable to Registrant, and (iii) certain other amounts payable to Registrant. Registrant immediately exercised its right to sell its 4.9% interest in Newco to Water Street Corporate Recovery Fund I, L.P. (the holder of 85% of the outstanding principal amount of the 15-3/8% Subordinated Discount Notes due 1998 of Maryland Cable) and certain other holders of the Notes for an aggregate price of $2,846,423. Upon the consummation of the Prepackaged Plan, ML Cable Partners, which is 99% owned by Registrant, received payment in full of the unpaid portion of the $6,830,000 participation in the senior bank debt of Maryland Cable held by ML Cable Partners, together with accrued interest thereon. In addition, MultiVision Cable TV Corp. received a payment of $500,000 in partial settlement of severance and other costs relating to the termination of MultiVision as manager of the Maryland Cable Systems. Registrant recognized a gain for financial reporting purposes on the disposition of Maryland Cable of approximately $130 million which is classified as an extraordinary gain on Registrant's Statements of Operations.

Included in this gain is a $450,000 management fee which Registrant is entitled to receive for managing the Maryland
Cable Systems from January 1, 1994 through September 30, 1994, which fee is payable on or before November 30, 1994.

Sale of Windsor

On May 18, 1994, Registrant completed the sale of the assets of the Windsor Systems to Tar River Communications Inc. ("Tar River") for $3,443,200, subject to post-closing adjustments. At closing, Registrant repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the Windsor Note. In addition, as required by the Asset Purchase Agreement with Tar River, at closing, $342,160 was placed into two separate escrow accounts to cover the potential costs of improving pole attachments as well as other possible post-closing expenses. A significant portion of the remaining $1,050,982 of sale proceeds will be used to cover certain preclosing liabilities to third parties, as well as the final closing costs of the transaction, such as legal fees. Registrant recognized a gain on the sale of Windsor of $600,000 for financial reporting purposes.

Pending Sale of WMXN-FM

During the first three quarters of 1994, revenues generated by WMXN-FM, combined with the station's cash balances, were sufficient to cover its operating costs (before management fees).

Registrant entered into an Option Agreement, effective January 25, 1994, with US Radio , Inc. ("US Inc."), a Delaware corporation, and an affiliated entity, US Radio, L.P. ("US Radio"), a Delaware limited partnership, neither of which is affiliated with Registrant. Pursuant to the Option Agreement, Registrant granted US Inc. an option (the "Call") to purchase substantially all of the assets of WMXN-FM (the "Assets") for a cash price of $3.5 million at any time prior to January 15, 1995. Also pursuant to the Option Agreement, US Inc. granted Registrant the option (the "Put") to sell the Assets to US Inc. for a cash price of $3.5 million at any time (a) within 30 days after the expiration of the Call or (b) within 30 days of the termination by Registrant of the LMA (see below) as a result of a material breach of the LMA by US Radio. On September 23, 1994, US Inc. exercised the Call. On October 24, 1994, Registrant and US Radio of Norfolk, Inc. ("US Norfolk"), an affiliate of US Inc. to which US Inc. assigned its option to purchase WMXN-FM, filed an application with the FCC requesting assignment of the license of WMXN-FM from Registrant to US Norfolk. Registrant expects that the sale will close in the first quarter of 1995. However, the acquisition of WMXN-FM by US Norfolk is subject to the prior approval of the FCC. There can be no assurance that the sale of WMXN-FM will be consummated.

Effective January 31, 1994, Registrant entered into a Time Brokerage Agreement (the "LMA") with US Radio. The LMA calls for Registrant to make broadcasting time available on WMXN-FM to US Radio and for US Radio to provide radio programs to be broadcast on WMXN-FM, subject to certain terms and conditions, including the rules and regulations of the FCC. In exchange for providing broadcasting time to US Radio, Registrant will receive a monthly fee approximately equal to its cost of operating WMXN-FM. The LMA will continue until the consummation of the acquisition of WMXN-FM by US Norfolk.

TCS

As of September 30, 1994, TCS was in default of covenants under its note agreements and failed to make three scheduled principal payments totaling $1.65 million due February 28, 1994, May 31, 1994 and August 31, 1994. In addition, TCS expects to default on the majority of its scheduled principal payments for the remainder of 1994 as well as in 1995. TCS engaged in negotiations with its note holders regarding a potential restructuring of TCS's note agreements, but was unsuccessful in its efforts. Registrant therefore engaged Furman Selz Incorporated to assist it in marketing the TCS television stations. It is Registrant's intention to actively pursue a sale of the TCS television stations; however, Registrant may not be able to reach a final agreement with potential purchasers on terms acceptable to Registrant. During the process of marketing the TCS television stations, while TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the right to foreclose on the stock of the operating subsidiaries that own the three TCS stations, but not the other assets of Registrant. Whether or not Registrant is able to sell the TCS television stations, it is unlikely that Registrant will recover more than a nominal amount of its investment in TCS. As of and for the thirty-nine week period ended September 30, 1994, TCS represented 75% of Registrant's total assets and 96% of Registrant's operating revenues.

Paradigm

Paradigm and/or BBAD are not currently producing television programs, and Registrant has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992. Registrant has agreed in principle with Associates on the terms of an agreement under which Paradigm would retain the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD would be assigned to Associates for further development at Associates' expense, while Paradigm would retain a percentage interest in all such projects and concepts. In any event, Registrant will most likely recover only a nominal portion, if any, of its original investment in Paradigm and/or BBAD. Due in part to Registrant's unwillingness to advance additional funds to fund the continuing operating losses and possible winding down of Paradigm's and BBAD's operating activities, Registrant recorded in the second quarter of 1993 a writedown of approximately $516,000 of certain assets of Paradigm and BBAD to reduce Registrant's net investment to a net realizable value of zero.

GCC

As of June 30, 1994, Registrant's 351,665 shares in GCC represented an ownership percentage equal to approximately 4.2%.
On January 20, 1994, the majority stockholders of GCC and certain holders of interest in MARKETS Cellular Limited
Partnership
("Markets"), and PN Cellular, Inc. ("PNCI") executed a
Memorandum of Intention (the "Memorandum") pursuant to which the parties thereto expressed their intent to effect a proposed business combination of GCC and Markets.

Registrant signed an Exchange Agreement and Plan of Merger ("Agreement"), dated July 20, 1994, to which the majority stockholders of GCC and the majority owners of Markets are parties. Pursuant to the Agreement, Registrant exchanged its shares in GCC for an equal number of shares in Western Wireless Corporation ("WWC"), a new company which was organized to own the equity interest of GCC and Markets. Following the consummation of the business combination on July 29, 1994, WWC became the owner of 100% of registrant interests in Markets and approximately 95% of the outstanding common stock of GCC. WWC holds and operates cellular licenses covering approximately 5.2 million net pops (defined as the population in an area covered by a cellular franchise) including pending acquisitions.

Registrant's shares represent approximately 2.4% of WWC. The parties have entered into a stockholders agreement containing certain restrictions on transfer, registration rights and corporate governance provisions.

Investments and EMP, Ltd.

During the first three quarters of 1994, Investments, EMP, Ltd. and their affiliates were reliant on their operating activities, cash balances and/or additional funding from ALP Enterprises to fund their continuing operations. Registrant elected not to advance further funds to Investments, EMP, Ltd., or their affiliates beyond those funds already advanced by Registrant.

Effective August 12, 1994, Registrant and EMP, Ltd. restructured the ownership of EMP, Ltd. and certain of its subsidiaries in order to enable EMP, Ltd. to attract additional capital from ALP Enterprises and other third parties. In the restructuring, based on certain representations from EMP, Ltd. and ALP Enterprises, Registrant sold to Clarendon and ALP Enterprises for nominal consideration Registrant's shares in EMP, Ltd. Simultaneously, Registrant and EMP, Ltd. entered into an agreement whereby EMP, Ltd.'s 10% interest in Teletext was transferred, together with a 350,000 loan (approximately $543,000 at then-current exchange rates) from EMP, Ltd. to a newly formed entity, MV Technology Limited ("MVT"). After the transfer, Registrant owns 13.8% of the issued common shares of MVT, while EMP, Ltd. owns the remaining 86.2%. MVT's sole purpose is to manage its 10% interest in Teletext. Registrant has the right to require EMP, Ltd. to purchase Registrant's interest in MVT at any time between December 31, 1994 and December 31, 1997. EMP, Ltd. has the right to require Registrant to sell Registrant's interest in MVT to EMP, Ltd. at any time between September 30, 1995 and September 30, 1998. MVT will pay an annual fee to EMP, Ltd. for management services provided by EMP, Ltd. in the oversight of MVT's investment in Teletext. Following the restructuring, Registrant no longer has any interest in EMP, Ltd. In any event, it is unlikely that Registrant will recover its $2 million investment in Investments either from Investments or from MVT.

IMP/Intelidata

Effective July 1, 1993, Registrant entered into three transactions to sell the business and assets of IMPLP/IMPI and Intelidata. As a result of these transactions, Registrant recorded a writedown of approximately $364,000 of certain assets of IMPLP/IMPI/Intelidata in the second quarter of 1993 to reduce the Partnership's net investment to a net realizable value of zero.

Subsequent to the sale of the businesses, Registrant advanced net additional funds totaling approximately $0.1 million to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors. The Partnership anticipates that it may be required to make additional such advances to IMPLP/IMPI and Intelidata during 1994 and 1995. The total of any Partnership obligations to fund such advances, including certain contractual obligations, is not currently anticipated to exceed the amount of the writedown. It is unlikely that the Partnership will recover any of its investments in IMPLP/IMPI/Intelidata.

Results of Operations

For the thirteen week periods ended September 30, 1994 and September 30, 1993:

For the thirteen week period ended September 30, 1994, Registrant had net income of approximately $129.2 million. This was comprised of an extraordinary gain of approximately $130.3 million (due to the disposition of Maryland Cable on September 30, 1994) and a gain on the disposition of the Windsor Systems of $0.6 million, partially offset by a loss from continuing operations of approximately $1.7 million.

For the thirteen week period ended September 30, 1993, Registrant had a net loss of approximately $5.6 million. This was comprised of a loss from discontinued operations of approximately $3.7 million and a loss from continuing operations of approximately $1.9 million.

Registrant's loss from continuing operations in the third quarter of 1994 of approximately $1.7 million was comprised primarily of the following components: (1) Registrant's combined loss recognized from its investments in TCS, Paradigm and WMXN-FM of approximately $1.1 million; and (2) management fees and other general and administrative expenses; partially offset by interest income.

Consolidated operating revenue decreased from approximately $3.9 million in the third quarter of 1993 to approximately $3.6 million in the third quarter of 1994 primarily as a result of:
The winding down of Paradigm and/or BBAD, which resulted in reduced program production activity (a decrease of approximately $0.2 million in revenues); and a decline in revenue of approximately $0.3 million at WMXN-FM due to the implementation on January 31, 1994 of the LMA (refer to "Liquidity and Capital Resources" above), which generally reduced the amount of operating revenue reported by the station. These decreases were partially offset by an increase of approximately $0.2 million at TCS due primarily to increased political revenue in Columbus, Georgia and St. Joseph, Missouri.

Consolidated property operating expenses decreased from approximately $2.4 million in the third quarter of 1993 to approximately $1.8 million in the third quarter of 1994 as a result of decreases of approximately: $0.7 million at Paradigm, due to reduced program production activity; and $0.3 million at WMXN-FM due to the implementation on January 31, 1994 of the LMA, which generally reduced the amount of operating expenses reported by the station. The decreases were partially offset by an increase of approximately $0.3 million at TCS primarily due to increased expenses for news and higher sales commissions due to increased revenues.

Consolidated general and administrative expenses increased from approximately $.7 million for the third quarter of 1993 to approximately $1.0 million for the third quarter of 1994. This increase was primarily as a result of an increase of approximately $0.3 million at TCS.

Depreciation and amortization expense and interest expense remained flat from the third quarter of 1993 to the third quarter of 1994.

For the thirty-nine week periods ended September 30, 1994 and September 30, 1993:

For the thirty-nine week period ended September 30, 1994, Registrant had net income of approximately $118.6 million. This was comprised of an extraordinary gain of approximately $130.3 million (due to the disposition of Maryland Cable on September 30, 1994) and a gain on the sale of the Windsor Systems of $0.6 million, partially offset by a loss from discontinued operations of approximately $6.8 million and a loss from continuing operations of approximately $5.5 million.

For the thirty-nine week period ended September 30, 1993, Registrant had a net loss of approximately $25.6 million. This was comprised of a loss from discontinued operations of approximately $18.6 million and a loss from continuing operations of approximately $7.0 million.

Registrant's loss from continuing operations for the first three quarters of 1994 of approximately $5.5 million was comprised primarily of the following components: (1) Registrant's combined loss recognized from its investments in TCS, Paradigm and WMXN-FM of approximately $3.1 million; and (2) management fees and other general and administrative expenses; partially offset by interest income.

Consolidated operating revenue decreased from approximately $13.9 million for the first three quarters of 1993 to approximately $10.7 million for the first three quarters of 1994 primarily as a result of decreases of approximately $5.9 million at Paradigm/BBAD, due to reduced program production activity; and $0.9 million at WMXN-FM due to the implementation on January 31, 1994 of the LMA (refer to "Liquidity and Capital Resources" above), which generally reduced the amount of operating revenue reported by the station. These decreases were partially offset by an increase of approximately $3.6 million at TCS due primarily to the consolidation of TCS's operations in the first thirty-nine weeks of 1994, while the first quarter of 1993 reflected TCS's operations under the equity method of accounting.

Consolidated property operating expenses decreased from approximately $10.6 million for the first three quarters of 1993 to approximately $5.0 million for the first three quarters of 1994 primarily as a result of decreases of approximately: $6.8 million at Paradigm, due to reduced program production activity; and $0.7 million at WMXN-FM due to the implementation on January 31, 1994 of the LMA, which generally reduced the amount of operating expenses reported by the station. These decreases were partially offset by an increase of approximately $1.9 million at TCS due to the consolidation of TCS's operations in the first thirty-nine weeks of 1994, while the first quarter of 1993 reflected TCS's operations under the equity method of accounting.

Consolidated general and administrative expenses increased from approximately $1.6 million for the first three quarters of 1993 to approximately $3.2 million for the first three quarters of 1994. This increase was primarily as a result of an increase of approximately $1.8 million due to the consolidation of TCS's operations for the first three quarters of 1994, (the equity method of accounting was utilized for TCS in the first quarter of 1993) partially offset by a decrease of approximately $0.2 million at WMXN (due to the implementation on January 31, 1994 of the LMA, which generally reduced the amount of general and administrative expenses reported by the station).
Depreciation and amortization expense decreased to approximately $1.9 million in the first thirty-nine weeks of 1994 from approximately $2.0 million in the first thirty-nine weeks of 1993. This decrease in depreciation expense of approximately $0.1 million was comprised of increases or decreases at Registrant's properties which were immaterial, both individually and in the aggregate.
Interest expense increased from $2.5 million for the first three quarters of 1993 to approximately $3.9 million for the first three quarters of 1994. This increase resulted primarily from the consolidation of TCS's operations for the first three quarters of 1994 (the equity method of accounting was utilized for TCS in the first quarter of 1993).
In previous periods, Registrant discussed in greater depth the results of operations of Maryland Cable, because prior to its disposition, Maryland Cable represented Registrant's major operating property. However, following the disposition of Maryland Cable on September 30, 1994, Registrant will no longer discuss the results of operations of Maryland Cable.
                   PART II - OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

Reference is hereby made to Part I  Item 1. Financial Statements
Footnote 2. Liquidity.


Item 5.  Other Information

None.


Item 6.   Exhibits and Reports on Form 8-K

During the period covered by this report, Registrant filed with the Securities and Exchange Commission a Current Report on Form 8K dated October 17, 1994. This Current Report contained details regarding the consummation of the Amended Prepackaged Plan of Reorganization of Maryland Cable Corp. and Maryland Cable Holdings Corp.

10.01  Asset purchase agreement between ML Media Opportunity
       Partners, L.P. and US Radio of Norfolk, Inc. dated
       October 26, 1994.

10.02  Agreement between ML Media Opportunity Partners, L.P., MV
       Technology Limited, ALP Enterprises Inc., European Media
       Partners Limited, and others dated August 12, 1994.

10.03  Share sale agreement between ML Media Opportunity
       Partners, L.P., ALP Enterprises, Inc., European Media
       Partners Limited, and others dated August 12, 1994.

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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.
                         By:  RP Opportunity Management, L.P.
                              General Partner
                         By:  IMP Opportunity Management Inc.



Dated: November 14, 1994 /s/ I. Martin Pompadur
                             I. Martin Pompadur
                             Director and President
                             (principal executive officer)


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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                         By:  Media Opportunity Management
                         Partners
                              General Partner
                         By:  ML Opportunity Management Inc.



Dated: November 14, 1994 /s/ Kevin K. Albert
                             Kevin K. Albert
                             Director and President


Dated: November 14, 1994 /s/ Robert F. Aufenanger
                             Robert F. Aufenanger
                             Director and Executive
                             Vice President


Dated: November 14, 1994 /s/ David G. Cohen
                             David G. Cohen
                             Treasurer
                             (principal financial officer
                              and principal accounting
                              officer)