Form 10-Q/A
period 1994-09-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1995-03-10
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                           FORM 10-Q/A

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                       September 30, 1994
                         Amendment No. 1

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

This Form 10-Q/A, Amendment #1, for ML Media Opportinity Partners, L.P. ("Registrant") for the period ended 9/30/94 is filed to incorporate a "Financial Data Schedule" which is required to be filed with electronic filings that include financial statements of a Registrant for a recent fiscal year or interim year-to-date period, or both, for which financial statements had not been previously filed with the Commission. Such financial data schedule was omitted from the Form 10-Q for the period ended 9/30/94, filed on 11/14/94.

                   PART II - OTHER INFORMATION


Item 7.  Financial Data Schedule - Exhibit 27

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

                               By: ML Opportunity Management Inc.


Dated: March 10, 1995          /s/ David G. Cohen
                                   David G. Cohen
                                   Treasurer
                                   (principal financial officer
                                    and principal accounting
                                    officer)

                                    EXHIBIT INDEX






EXHIBIT
NUMBER      DESCRIPTION              PAGE NUMBER


27          Financial Data Schedule
