Form 10-K
period 1994-12-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1995-03-17
CIK 818080

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549





                            FORM 10-K



             ANNUAL REPORT PURSUANT TO SECTION 13 OR

          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended

                        December 31, 1994



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

Management, L.P. ("RPOM") and ML Opportunity Management Inc.,

("MLOM").  MLOM is a Delaware corporation and an indirect wholly-

owned subsidiary of Merrill Lynch & Co., Inc. and an affiliate of

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



Registrant is engaged in the business of acquiring, financing,

holding, developing, improving, maintaining, operating, leasing,

selling, exchanging, disposing of and otherwise investing in and dealing with media businesses and direct and indirect interests therein.  During 1994, Registrant continued its operations phase while selling or disposing of a significant portion of its

investments.



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

(the "Registration Statement").  On March 23, 1988, Registrant

had its first closing on the sale of 99,131 units of limited partnership interest, and the General Partner admitted additional limited partners to Registrant.  On April 27, 1988, Registrant had its second closing on the sale of 13,016 units of limited partnership interest, and the General Partner admitted additional limited partners to Registrant.  As of December 31, 1994, total limited partners' and General Partner's capital contributions were $112,147,100 and $1,132,800, respectively.  Reference is made to the prospectus dated December 11, 1987 filed with the

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



Media Properties



As of December 31, 1994, Registrant's investments in media

properties consist of a radio station in Virginia, an ownership of approximately 2.4% of the stock of a cellular

telecommunications company based in California, a controlling interest in a broadcast and cable television production company in California, a minority investment in an affiliated group of companies based in London, England engaged in programming

distribution and related businesses, and a 51.005% ownership interest in a partnership (which it is currently marketing for sale) which owns three television stations in Georgia, Indiana and Missouri.  On May 18, 1994, Registrant completed the sale of the assets of its cable television systems in North Carolina

("the Windsor Systems") (see below).  In addition, effective

September 30, 1994, Registrant disposed of the business and

assets of its cable television systems in Maryland ("Maryland

Cable") (see below).  Furthermore, Registrant entered into an agreement, effective January 25, 1994, to sell its radio station in Virginia ("WMXN-FM"), which sale was consummated on February

21, 1995.  Finally, effective January 13, 1995, Registrant

entered into a non-binding letter of intent to sell the stock of

Avant Development Corporation, the corporation which owns

television station WRBL-TV (see below).



Windsor Systems



On April 13, 1988, Registrant purchased all of the assets of the community antenna television systems owned by Windsor

Cablevision, Inc. ("Windsor") serving four communities in North

Carolina (the "Windsor Systems").  The purchase price of the

Windsor Systems was $4,287,500, of which $1,257,500 was paid for in cash and $3,030,000 was financed by a seller note (the

"Windsor Note") payable over a ten year period in equal monthly installments of principal and interest, and bearing interest at a rate of 9% per annum.  Payments under the Windsor Note were

secured solely by a security interest in the assets of the

Windsor Systems.



On May 18, 1994, Registrant sold the assets of the Windsor

Systems to Tar River Communications Inc. ("Tar River") for

$3,443,200, subject to post-closing adjustments.  At closing,

Registrant repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the

Windsor Note.  In addition, as required by the Asset Purchase

Agreement with Tar River, at closing, $342,160 was placed into two separate escrow accounts to cover the potential costs of improving pole attachments as well as other possible post-closing expenses.  A significant portion of the remaining $1,050,982 of sale proceeds will be used to cover certain pre-closing

liabilities to third parties, as well as the final closing costs of the transaction.  Registrant recognized a gain of $600,000 for financial reporting purposes in 1994 on the sale of the Windsor

Systems.



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

Virginia (herein referred to as the "Maryland Cable Systems" or the "Systems").  The cable television system owned and operated

(prior to the sale discussed below) in Leesburg, Virginia is herein referred to as the "Leesburg System."



The purchase of Prime Cable (the "Acquisition") closed on

November 17,1988.  The purchase price was $198,000,000, of which approximately $54,152,000 was used to repay Prime Cable's

existing long-term debt and the balance of which was paid to the

Prime Sellers.  Registrant also incurred approximately $7,000,000 in financing costs and other transaction fees.  Registrant

effected the purchase of Prime Cable through its subsidiaries

Maryland Cable Holdings Corp. ("Holdings") and Maryland Cable

Corp. ("Maryland Cable"), which was wholly-owned by Holdings.



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

Following the payment of certain fees and expenses, Maryland

Cable retained approximately $2,480,000 in proceeds and was

entitled to additional payments following the closing based upon the amount of its accounts receivable, the number of subscribers served at closing and certain other adjustments.  The Buyer is an affiliate of Benchmark Communications but is not affiliated with

Maryland Cable or Registrant.  This sale resulted in an

approximate $4.0 million gain for financial reporting purposes.



As of September 30, 1993 (the date of sale of the Leesburg

System), the Leesburg System represented approximately 6.5% of the basic subscribers of Maryland Cable.  In addition, as of

September 30, 1993, the Leesburg System's gross revenues

represented approximately 4% of Maryland Cable's gross revenues.



Despite the restructuring on September 6, 1991 of its senior bank credit arrangements (as restructured the "Amended Credit

Agreement") and despite the sale of the Leesburg System, Maryland

Cable was unable to repay the principal amount due under the

Amended Credit Agreement ($85 million) when such borrowings

matured on December 31, 1993. On January 18, 1994, as a result of the default under the Amended Credit Agreement, the holders of the senior bank debt exercised their rights under events of

default to collect Maryland Cable's lockbox receipts and apply such receipts towards the repayment of the outstanding senior bank debt, related accrued interest, and fees and expenses.  As of March 9, 1994, one day prior to the filing of the Prepackaged

Plan (see below), the holders of the senior bank debt applied approximately $4,800,000 in lockbox receipts towards the

repayment of the outstanding senior bank debt.  Also, as a result of the default of the senior bank debt, there was also a default under Maryland Cable's Senior Subordinated Discount Notes due

1998 (the "Discount Notes").



On December 31, 1993, Registrant, Maryland Cable, Holdings and ML

Cable Partners (see below) entered into an Exchange Agreement with Water Street Corporate Recovery Fund I, L.P. (the "Water

Street Fund") providing for a restructuring of Maryland Cable.

The Water Street Fund held approximately 85% of the outstanding principal amount of the Discount Notes.  Also, as of December 31,

1993, another holder of the Discount Notes (representing 7% of the outstanding principal amount) joined in the Exchange

Agreement.



As of March 10, 1994 requisite approvals for the restructuring of

Maryland Cable outlined in the Exchange Agreement had not been received from the requisite 99% of the holders of the Discount

Notes or from the senior lenders under the Amended Credit

Agreement.  As a result, as provided for in the Exchange

Agreement, on March 10, 1994 Maryland Cable and Holdings filed a consolidated plan of reorganization of Maryland Cable and

Holdings (as originally filed and, as amended (see below), the

"Prepackaged Plan") under Chapter 11 of the United States

Bankruptcy Code in the United States Bankruptcy Court-Southern

District of New York (the "Bankruptcy Court").  On May 2, 1994,

the Bankruptcy Court confirmed the Amended Prepackaged Plan of

Reorganization of Maryland Cable and Holdings (the "Prepackaged

Plan").



On September 30, 1994, the Prepackaged Plan was consummated.

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

Registrant.  Registrant immediately exercised its right to sell its 4.9% interest in Newco to the Water Street Fund and certain other holders of the Notes for an aggregate price of $2,846,423.

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

MultiVision as manager of the Maryland Cable Systems.  Registrant recognized a gain for financial reporting purposes on the

disposition of Maryland Cable of approximately $130 million.

Such gain resulted primarily from the forgiveness of debt at the subsidiary level and is classified as an extraordinary gain on

Registrant's Consolidated Statements of Operations.



Included in this gain is a $450,000 management fee which

Registrant is entitled to receive for managing the Maryland Cable

Systems from January 1, 1994 through September 30, 1994.



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

Registrant granted US Inc. an option (the "Call"), exercisable at any time prior to January 15, 1995, to purchase substantially all of the assets of WMXN-FM (the "Assets") for a cash price of $3.5 million.  On September 23, 1994, US Inc. exercised the Call.  On

October 24, 1994, Registrant and US Radio of Norfolk, Inc. ("US

Norfolk"), an affiliate of US Inc. to which US Inc. assigned its option to purchase WMXN-FM, filed an application with the FCC requesting assignment of the license of WMXN-FM from Registrant to US Norfolk pursuant to the terms of an Asset Purchase

Agreement.



Following receipt of FCC approval, on February 21, 1995, US

Norfolk purchased WMXN-FM for approximately $3.5 million, subject to future adjustment based on a post-closing accounting

reconciliation between US Norfolk and Registrant required by the

Asset Purchase Agreement.  Registrant does not currently

anticipate that such potential future adjustment will be

material.  Following payment of a transaction fee to a third party unaffiliated with Registrant and/or its affiliates,

approximately $3.3 million was remitted to Registrant.  In

addition, on March 7, 1995, approximately $400,000 was returned to Registrant from WMXN-FM's cash balances.



Effective January 31, 1994, Registrant entered into a Time

Brokerage Agreement (the "LMA") with US Radio.  The LMA called for Registrant to make broadcasting time available on WMXN-FM to

US Radio and for US Radio to provide radio programs to be

broadcast on WMXN-FM, subject to certain terms and conditions,

including the rules and regulations of the FCC.  In exchange for providing broadcasting time to US Radio, Registrant received a monthly fee approximately equal to its cost of operating WMXN-FM.

The LMA continued until the consummation of the acquisition of

WMXN-FM by US Norfolk. (see above)



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



On or about July 30, 1991, GCC's primary lender, NovAtel, sold its loans due from GCC and its rights under the loan agreements with GCC to an investor group named GCC Holdings Corporation,

which was comprised primarily of Hellman and Friedman and Stanton

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

combination of GCC and Markets.



Registrant executed an Exchange Agreement and Plan of Merger

("Agreement"), dated July 20, 1994, to which the majority

stockholders of GCC and the majority owners of Markets are

parties.  Pursuant to the Agreement, Registrant exchanged its shares in GCC for an equal number of shares in Western Wireless

Corporation ("WWC"), a new company which was organized to own the equity interest of GCC and Markets.  Following the consummation of the business combination on July 29, 1994, WWC became the owner of 100% of the Partnership's interests in Markets and

approximately 95% of the outstanding common stock of GCC.  WWC holds and operates cellular licenses covering approximately 5.6 million net pops (defined as the population in an area covered by a cellular franchise) including pending acquisitions.



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



On June 15, 1989, Registrant entered into a Limited Partnership

Agreement (the "Paradigm Agreement") with ML Media Opportunity

Productions, Inc. ("Productions"), the Gary L. Pudney Co. ("GLP

Co."), and Bob Banner Associates Inc. ("Associates") to form

Paradigm Entertainment L.P. ("Paradigm"), a broadcast and cable television production company based in California.  Productions is a corporation, 100% owned by Registrant, formed to hold a 1%

general partnership interest in Paradigm.  Initially, Registrant owned 49% of Paradigm as a limited partner, while GLP Co. and

Associates each had a 25% ownership share in Paradigm as general partners.  GLP Co. pledged the exclusive services of Gary L.

Pudney and Associates pledged the exclusive services of Bob

Banner for the duration of Paradigm's operations.  Registrant committed to fund up to $10 million to Paradigm, to be

contributed over a period of up to five years.



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

Paradigm's decision to finance the further development of the new program concepts, Paradigm would receive a share of the profits and fees, if any, from such new program concepts.



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

31, 1994, Registrant had advanced a total of approximately $7.5 million to Paradigm (net of funds returned by Paradigm).



Paradigm and/or BBAD are not currently producing television

programs and Registrant has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992.  Registrant has agreed in principle with Associates on the terms of an agreement under which Paradigm would retain the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD would be assigned to

Associates, and Paradigm would retain a percentage interest in all such projects and concepts.  It is Registrant's intention,

following the execution of a definitive agreement encompassing these terms, to attempt to sell its interest in Paradigm and/or

BBAD.  However, it is unlikely that Registrant will recover more than a nominal portion, if any, of its original investment in

Paradigm and/or BBAD.



Investments and EMP, Ltd.



On September 1, 1989, Registrant entered into various agreements with Peter Clark ("Clark") and Alan Morris ("Morris") to form

U.K. entities (the "Media Ventures Companies") that would develop and invest in media businesses in Europe.  Pursuant to the terms of these agreements, Registrant advanced $2.0 million to Media

Ventures Investments ("Investments") and its predecessors between

1989 and December 31, 1991.  During 1991, and following

Registrant's decision not to advance additional funds to the

Media Ventures Companies beyond Registrant's initial $2.0 million commitment, the Media Ventures Companies secured funding from a third party, ALP Enterprises, Inc. ("ALP Enterprises") to allow the Media Ventures Companies to continue their operations.  Due to: (i) Registrant's unwillingness to advance additional funds to the Media Ventures Companies; and (ii) the Media Ventures

Companies' resultant reliance on funding form ALP Enterprises,

Registrant's ownership in the Media Ventures Companies was

diluted -- through a number of restructurings of the ownership of the Media Ventures Companies -- as ALP Enterprises advanced funds to the Media Ventures Companies.



As of December 31, 1993, the Media Ventures Companies had

started, or made investments in, a number of media businesses,

including an investment in 1992 in Teletext U.K., Ltd.

("Teletext"), a newly formed U.K. corporation organized to

acquire U.K. franchise rights to provide data in text form to television viewers via television broadcast sidebands.  The

investment of the Media Ventures Companies in Teletext was

initially held by European Media Partners, Ltd. ("EMP, Ltd."),

the primary operating holding company organized by the Media

Ventures Companies.  Following a July 30, 1993 restructuring,

EMP, Ltd. was owned 13.8% by Registrant, 45.6% by Clarendon (a company controlled by the founders and management of the Media

Ventures Companies),and 40.6% by ALP Enterprises.  Registrant

also owned 36.8% of the common stock of Investments (which was,

and remains, essentially inactive), ALP Enterprises owned 13.8%,

Clarendon owned 41.4%, and Charles Dawson (who manages a business in which the Media Ventures Companies have an investment) owned

8.0%.



During 1994, the Media Ventures Companies continued to distribute television programs and to monitor the Teletext investment held by MVT (see below), and to attempt to expand the operations of the Media Ventures Companies into new areas of European media.



Effective August 12, 1994, Registrant and EMP, Ltd. restructured the ownership of EMP, Ltd. and certain of its subsidiaries in order to enable EMP, Ltd. to attract additional capital from ALP

Enterprises and other potential third party investors.  In the restructuring, based on certain representations from EMP, Ltd.

and ALP Enterprises, Registrant sold to Clarendon and ALP

Enterprises for nominal consideration Registrant's shares in EMP,

Ltd.  Simultaneously, Registrant and EMP, Ltd. entered into an agreement whereby EMP, Ltd.'s 10% interest in Teletext was

transferred, together with a pound sterling 350,000 loan

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

September 30, 1998.  MVT will pay an annual fee to EMP, Ltd. for management services provided by EMP, Ltd. in connection with overseeing MVT's investment in Teletext.  Following the

restructuring, Registrant no longer has any interest in EMP, Ltd.

Registrant elected not to advance for the funds to investments or

MVT.  It is likely that Registrant will not recover the majority of its $2 million investment in Investments either from

Investments or from MVT.



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

Riverdale.  On March 26, 1993, a wholly-owned subsidiary of

Registrant, TCS Television, Inc., ("TCS, Inc.") became the new sole general partner of TCS and Registrant's total ownership interest in TCS increased from 41% to 51.005% (1% of which is the general partner interest).  Registrant utilized approximately

$170,000 of its working capital reserve to purchase its share of

Riverdale's interest.



TCS was in default of covenants under its note agreements as of

December 31, 1994, and failed to make scheduled principal

payments during 1994 and in February, 1995.  TCS engaged in

discussions with its note holders regarding a potential

restructuring of TCS's note agreements, but ultimately decided to pursue a sale of the TCS stations.  Registrant engaged Furman

Selz Incorporated to assist it in marketing the TCS television stations for sale.  The marketing of the sale of such stations commenced in December of 1994.  It is Registrant's intention to actively pursue a sale of the TCS television stations; however,

Registrant may not be able to reach a final agreement with

potential purchasers on terms acceptable to Registrant.  On

January 13, 1995, Registrant entered into a non-binding letter of intent to sell the stock of Avant Development Corporation

("Avant"), a 100%-owned corporate subsidiary of TCS, Inc. which owns WRBL-TV, to a third party not affiliated with the General

Partner or any of its affiliates.  The sale of Avant is subject to negotiation of a definitive purchase and sale agreement and numerous other conditions.  The ultimate transfer of the license of WRBL-TV to a potential buyer, via the sale of the stock of

Avant, will also be subject to the prior approval of the FCC.

Whether or not Registrant is able to sell the TCS television stations, it is unlikely that Registrant will recover more than a nominal amount of its investment in TCS.



Refer to Notes 2 and 5 of "Item 8. Financial Statements and

Supplementary Data" for further information regarding TCS' debt.



IMP\INTELIDATA



On June 22, 1990, Registrant entered into a limited partnership agreement whereby Registrant and ML Media International, Inc. (a wholly-owned subsidiary of Registrant), together with Venture

Media & Communications, L.P. and Tyler Information Strategies,

Inc. ("Tyler") (both of which are unaffiliated with Registrant)

formed International Media Publishing, L.P. ("IMPLP") and its

wholly-owned subsidiary, International Media Publishing, Inc.

("IMPI") to develop European business information businesses.

IMPLP/IMPI originally developed, produced and marketed a

newsletter and certain related products focussing on European media business and finance.  In the fourth quarter of 1991,

Registrant expanded IMPLP/IMPI's European business information activities by acquiring -- through a newly-formed corporation,

Intelidata Limited ("Intelidata") -- a division of Logica plc (a

U.K. company unaffiliated with Registrant). IMPLP/IMPI/Intelidata did not operate profitably, and were dependent on Registrant for working capital advances.  Registrant sought a strategic partner to invest in IMPLP/IMPI/Intelidata, but was unable to identify such a partner.  Registrant therefore arranged to sell

IMPLP/IMPI/Intelidata, and consummated the sale of the businesses effective July 1, 1993 (see below).  As of July 1, 1993,

Registrant had advanced approximately $4.2 million, and Tyler had advanced approximately $100,000 (including $50,000 advanced to a predecessor company of IMPLP) to IMPLP/IMPI/Intelidata.



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

Intelidata during 1995.  The total of any Registrant obligations to fund such advances, including certain contractual obligations,

is not currently anticipated to exceed the amount of the

writedown. It is unlikely that Registrant will recover any

portion of its investment in IMPLP/IMPI/Intelidata.



Employees



As of December 31, 1994, Registrant employed approximately 210 persons.  The business of Registrant is managed by the General

Partner.  RPOM, MLOM and ML Leasing Management Inc., all

affiliates of the General Partner, perform certain management and administrative services for Registrant.



COMPETITION



Broadcast Television



Operating results for broadcast television stations are affected by the availability, popularity and cost of programming;

competition for local, regional and national advertising

revenues; the availability to local stations of compensation payments from national networks with which the local stations are affiliated; competition within the local markets from programming on other stations or from other media; competition from other technologies, including cable television; and government

regulation and licensing.  Due primarily to increased competition from cable television, with that medium's plethora of viewing alternatives and from the Fox Network, the share of viewers

watching the major U.S. networks, ABC, CBS, and NBC, has declined significantly over the last ten years.  This reduction in viewer share has made it increasingly difficult for local stations to increase their revenues from advertising.  The combination of these reduced shares and the impact of the economic recession at the beginning of this decade on the advertising market resulted in generally deteriorating performance at many local stations affiliated with ABC, CBS, and NBC.  Although the share of viewers watching the major networks has recently leveled off or increased slightly, additional audience and advertiser fragmentation may occur if, as planned, one or more of the additional, recently launched broadcast networks develops program offerings

competitive with those of the more established networks.



Radio Industry



The radio industry is highly competitive and dynamic, and reaches a larger portion of the population than any other medium.  There are generally several stations competing in an area and most larger markets have twenty or more viable stations; however,

stations tend to focus on a specific target market by programming music or other formats that appeal to certain demographically specific audiences.  As a result of these factors, radio is an effective medium for advertisers as it can have mass appeal or be focused on a specific market.  While radio has not been subject to an erosion in market share such as that experienced by

broadcast television, it was also subject to the depressed

nationwide advertising market at the beginning of this decade.

Recent changes in FCC multiple ownership rules have led to more concentration in some local radio markets as a single party is permitted to own additional stations or provide programming and sell advertising on stations it does not own.



Registrant is subject to significant competition, in many cases from competitors whose media properties are larger than

Registrant's media properties.



LEGISLATION AND REGULATION



Radio Industry



In 1992, the FCC adopted substantial changes to its restrictions on the ownership of radio stations.  The new rules allow a single entity to control as many as twenty AM and twenty FM stations nationwide.  As to ownership within a given market, the maximum varies depending on the number of radio stations within the

market.  In markets with fewer than fifteen stations, a single entity may control three stations (no more than two of which could be FM), provided that the combination represents less than fifty percent of the stations in the market.  In contrast, in markets with fifteen or more radio stations, a single entity may control as many as two AM and two FM stations, provided that the combined audience share of the stations does not exceed twenty-

five percent.



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



In addition, in January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service ("DARS").

Satellite DARS systems potentially could provide for regional or nationwide distribution of radio programming with fidelity

comparable to compact disks.  The FCC will consider service and licensing regulations in a further rulemaking proceeding.  Four applications for licenses to provide satellite DARS are currently pending before the FCC.  In addition, the FCC has undertaken an inquiry into the terrestrial broadcast of DARS signals,

addressing, inter alia, the need for spectrum outside the

existing FM band and the role of existing broadcasters.

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

Registrant's business.  Related to this proceeding is another in which the FCC has invited comment on various proposals to modify its "attribution" rules.  Attribution essentially is the

definition of the kinds of ownership or other interests that trigger application of the FCC's radio and television ownership rules.  Among the proposals under consideration is one to allow limited partners in widely held limited partnerships to hold small equity interests without attribution, even though they do not meet the so-called "insulation" criteria that might otherwise exempt them from attribution.  Also pending at the FCC is an inquiry proceeding examining the possible re-imposition of

broadcast commercial time limitations that were repealed by the

FCC in 1984.  Registrant cannot predict whether the proceeding will result in such a proposal or the extent of any such

regulation.



In 1987, the FCC initiated a rule making proceeding on advanced television, which includes high definition television ("HDTV").

With the help of a private sector advisory committee, the

Commission is attempting to establish a technical standard for

HDTV broadcasting by early 1996.  Although subject to revision in the coming year, the FCC has adopted a timetable for advanced television implementation.  After the standard is set, existing broadcasters will have three years in which to apply for a second channel assignment to be used for HDTV broadcasts.  Such

broadcasts must begin within six years of the standard-setting.

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



In June 1994, two parties with direct broadcast satellite ("DBS")

authorizations, Hughes Communications Galaxy, Inc. ("Hughes")

under the trade name DIRECTV, Inc., and United States Satellite

Broadcasting Company ("USSB"), initiated DBS service from a new high-powered satellite.  In August 1994, Hughes and USSB launched a second satellite, which is now operational.  Hughes and USSB currently provide over 150 channels of digital DBS service to subscribers.  The FCC has approved or is considering applications to combine DBS authorizations.  In December 1994, two DBS

permittees, EchoStar Satellite Corporation and Directsat

Corporation, merged their DBS authorizations upon approval from the FCC, and expect to commence service as early as fall 1995.

Also, Advanced Communications Corporation has applied for

authority to assign its DBS authorizations to TEMPO DBS, Inc.,

whose DBS, Inc. hopes to initiate DBS service in 1996.  Three other parties have not yet launched their proposed satellites.

Registrant cannot predict the competitive effect of DBS

operations on the terrestrial television broadcast industry in general or Registrant's operations in particular.



Item 2.   Properties



Norfolk Radio



Registrant's radio station, WMXN-FM in Norfolk, Virginia leases its office and studio space under a ten year lease.  The station also leases space on a tower for its broadcast antenna and space in a building that houses its transmission equipment.



WMXN-FM owns its office furniture, studio equipment, and

transmission equipment.



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



Item 3.   Legal Proceedings



Refer to "Item 1. Business - Maryland Cable Corp." for

information regarding the bankruptcy filing made by Maryland

Cable Corp. and Maryland Cable Holdings Corp.



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



As of January 16, 1995, the number of owners of Units was 14,920.



Effective November 9, 1992, Registrant was advised that Merrill

Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch" or

"MLPF&S") introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction

Department ("LPSTD"). This service will assist Merrill Lynch clients wishing to buy or sell Registrant Units.



Beginning with December 1994 client account statements, MLPF&S implemented new guidelines for valuing limited partnerships and other direct investments reported on client account statements.

As a result, MLPF&S no longer reports general partner estimates of limited partnership net asset value on its client account statements, although Registrant's general partner may continue to provide its estimate of net asset value in quarterly reports to unit holders.  Pursuant to the new guidelines, estimated values for limited partnership investments will be provided annually to

MLPF&S by independent valuation services.  The estimated values will be based on financial and other information available to the independent services on the prior August 15th.  MLPF&S clients may contact their Merrill Lynch Financial Consultants or

telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value.  The estimated values provided by the independent services are not market values and Unit holders may not be able to sell on their MLPF&S statements upon a sale.  In addition, Unit holders may not realize the amount shown on their account statements upon the liquidation of Registrant over its remaining life.



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

In the fourth quarter of 1994, Registrant made a cash

distribution of $8,971,760 to its Limited Partners and $90,624 to

its General Partner following the disposition of Maryland Cable.

Item 6.   Selected Financial Data







                      Year Ended     Year Ended     Year Ended
                     December 31,   December 31,   December 31,
                           1990           1991           1992
Interest Income      $  2,738,185    $  1,247,852    $    517,769


Losses from
  Partnership
  operations
  attributable to
  Common
  Stockholders/
  Partners           $(17,508,851)   $ (2,693,618)   $ (3,275,961)


Loss from
  Partnership
  operations per
  unit of Limited
  Partnership
  Interest           $    (154.56)   $    (23.78)    $    (28.92)




                        As of          As of          As of
                     December 31,   December 31,   December 31,
                           1990           1991           1992

Total Assets         $ 37,102,626   $ 20,418,239     $ 9,293,863


Number of Units         112,147.1      112,147.1       112,147.1













                      Year Ended      Year Ended
                     December 31,    December 31,
                           1993            1994

Interest Income        $   130,302    $    430,730

Losses from
  Partnership
  operations
  attributable to
  Common
  Stockholders/
  Partners            $(4,093,928)    $(3,101,364)

Loss from
  Partnership
  operations per
  unit of Limited
  Partnership
  Interest             $   (36.14)     $   (27.38)







                         As of            As of
                      December 31,     December 31,
                            1993             1994

Total Assets           $  5,307,240       $3,469,784

Number of Units           112,147.1       $112,147.1









Certain items have been restated to conform to 1994 presentation for discontinued operations.



Item 7.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations



Liquidity and Capital Resources



At December 31, 1994, Registrant had $1,752,059 in cash and cash equivalents.



In the fourth quarter of 1994, Registrant distributed $8,971,760 to its Limited Partners and $90,624 to its General Partner

following the disposition of Maryland Cable.



At December 31, 1993, Registrant had $3,739,678 in cash and cash equivalents.



During 1994, Registrant continued its operations phase while selling or disposing of a significant portion of its investments.

Registrant consummated the disposition of Maryland Cable on

September 30, 1994 and the sale of the Windsor Cable Systems on

May 18, 1994.  In addition, Registrant consummated the sale of

WMXN-FM on February 21, 1995.  Registrant is currently marketing

TCS for potential sale in 1995.  The status of Registrants'

investments is discussed in more detail below.  Refer to "Item 8.

Financial Statements and Supplementary Data" for further

information.



During 1995, Registrant will attempt to sell or otherwise dispose of all of its remaining investments in media properties, and then liquidate; however, there can be no assurance that Registrant will be successful in completing such actions prior to December

31, 1995.



In summary of Registrant's liquidity status, the approximately

$1,750,000 Registrant has available for working capital may be utilized to support anticipated funding needs or possible

restructurings, as appropriate, of its investments.  Registrant has no contractual commitment to advance funds to any of its existing investments.



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

Registrant.  Registrant immediately exercised its right to sell its 4.9% interest in Newco to the Water Street Fund and certain other holders of the Notes for an aggregate price of $2,846,423.

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

Registrant recognized a gain for financial reporting purposes on the disposition of Maryland Cable of approximately $130 million.

Such gain resulted primarily from the forgiveness of debt at the subsidiary level and is classified as an extraordinary gain on

Registrant's Consolidated Statements of Operations.



Included in this gain is a $450,000 management fee which

Registrant is entitled to receive for managing the Maryland Cable

Systems from January 1, 1994 through September 30, 1994.



Sale of Windsor



On May 18, 1994, Registrant sold the assets of the Windsor

Systems to Tar River Communications Inc. ("Tar River") for

$3,443,200, subject to post-closing adjustments.  At closing,

Registrant repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the

Windsor Note.  In addition, as required by the Asset Purchase

Agreement with Tar River, at closing, $342,160 was placed into two separate escrow accounts to cover the potential costs of improving pole attachments as well as other possible post-closing expenses.  A significant portion of the remaining $1,050,982 of sale proceeds will be used to cover certain pre-closing

liabilities to third parties, as well as the final closing costs of the transaction.  Registrant recognized a gain of $600,000 for financial reporting purposes in 1994 on the sale of the Windsor

Systems.



WMXN-FM



During 1994, WMXN-FM generated sufficient revenues, through the

LMA (see below) to cover its operating costs (before management fees).



Registrant entered into an Option Agreement, effective January

25, 1994, with US Radio , Inc. ("US Inc."), a Delaware

corporation, and an affiliated entity, US Radio, L.P. ("US

Radio"), a Delaware limited partnership, neither of which is affiliated with Registrant.  Pursuant to the Option Agreement,

Registrant granted US Inc. an option, (the "Call")  exercisable at any time prior to January 15, 1995, to purchase substantially all of the assets of WMXN-FM (the "Assets") for a cash price of

$3.5 million.  On September 23, 1994, US Inc. exercised the Call.

On October 24, 1994, Registrant and US Radio of Norfolk, Inc.

("US Norfolk"), an affiliate of US Inc. to which US Inc. assigned its option to purchase WMXN-FM, filed an application with the FCC requesting assignment of the license of WMXN-FM from Registrant to US Norfolk.



Following receipt of FCC approval, on February 21, 1995, US

Norfolk purchased WMXN-FM for approximately $3.5 million, subject to future adjustment based on a post-closing accounting

reconciliation between US Norfolk and Registrant required by the

Asset Purchase Agreement. Registrant does not currently

anticipate that such potential future adjustment will be

material. Following payment of a transaction fee to a third party not affiliated with Registrant or its affiliates, approximately

$3.3 million was remitted to Registrant.



Effective January 31, 1994, Registrant entered into a Time

Brokerage Agreement (the "LMA") with US Radio.  The LMA called for Registrant to make broadcasting time available on WMXN-FM to

US Radio and for US Radio to provide radio programs to be

broadcast on WMXN-FM, subject to certain terms and conditions,

including the rules and regulations of the FCC.  In exchange for providing broadcasting time to US Radio, Registrant received a monthly fee approximately equal to its cost of operating WMXN-FM.

The LMA continued until the consummation of the acquisition of

WMXN-FM by US Norfolk (see above).



TCS



Although the broadcast television industry experienced overall growth in advertising revenues in 1994, TCS was in default of covenants under the note agreements as of December 31, 1994, and failed to make scheduled principal payments totalling $2,300,000 on February 28, 1994, May 31, 1994, August 31, 1994 and November

30, 1994.  In addition, TCS did not make a required principal payment of $575,000 due February 28, 1995.  TCS also expects to default on the majority of its scheduled principal payments for the remainder of 1995.  TCS engaged in discussions with its note holders regarding a potential restructuring of TCS's note

agreements, but ultimately decided to pursue a sale of the TCS stations.  Registrant engaged Furman Selz Incorporated to assist it in marketing the TCS television stations for sale.  The

marketing of the sale of such stations commenced in December of

1994.  It is Registrant's intention to actively pursue a sale of the TCS television stations.  On January 13, 1995, Registrant entered into a non-binding letter of intent to sell the stock of

Avant Development Corporation ("Avant"), a 100%-owned corporate subsidiary of TCS, Inc. which owns WRBL-TV.  The sale of Avant is subject to negotiation of a definitive purchase and sale

agreement and numerous other conditions.  The ultimate transfer of the license of WRBL-TV to a potential buyer, via the sale of the stock of Avant, will also be subject to the prior approval of the FCC.  Registrant may not ultimately be able to reach a final agreement with potential purchasers on terms acceptable to

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



Refer to Note 2 and 4 "Item 8. Financial Statements and

Supplemental Data" for further information regarding TCS's debt.



During the fourth quarter of 1992, TCS concluded that there had been an impairment of the value of the enterprise and, as a

result, wrote-down its intangible assets (goodwill) by a total of

$6 million, which resulted in Registrant's $2,460,000 share of this write-down for financial reporting purposes.



Paradigm



Paradigm and/or BBAD are not currently producing television

programs, and Registrant has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992.  Paradigm and/or

BBAD took several steps in 1992 and 1993 to reduce operating costs, primarily by reducing the number, and compensation, of employees.  However, Paradigm and/or BBAD did not operate

profitably during 1993, and were dependent on outside sources,

primarily Bob Banner Associates Inc. ("Associates"), to finance

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

Paradigm and/or BBAD would be assigned to Associates, and

Paradigm would retain a percentage interest in all such projects and concepts.  It is Registrant's intention, following the

execution of a definitive agreement encompassing these terms, to attempt to sell its interest in Paradigm and/or BBAD.  However,

it is unlikely that Registrant will recover more than a nominal portion, if any, of its original investment in Paradigm and/or

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

combination of GCC and Markets.



Registrant executed an Exchange Agreement and Plan of Merger

("Agreement"), dated July 20, 1994, to which the majority

stockholders of GCC and the majority owners of Markets are

parties.  Pursuant to the Agreement, Registrant exchanged its shares in GCC for an equal number of shares in Western Wireless

Corporation ("WWC"), a new company which was organized to own the equity interest of GCC and Markets.  Following the consummation of the business combination on July 29, 1994, WWC became the owner of 100% of the Partnership interests in Markets and

approximately 95% of the outstanding common stock of GCC.  WWC holds and operates cellular licenses covering approximately 5.6 million net pops (defined as the population in an area covered by a cellular franchise) including pending acquisitions.



Registrant's shares represent approximately 2.4% of WWC.  The parties have entered into a stockholders agreement containing certain restrictions on transfer, registration rights and

corporate governance provisions.



Investments, EMP, Ltd. and MVT



As of December 31, 1994, Registrant had advanced approximately

$2.0 million to Investments.



During 1994, EMP, Ltd. and its affiliates continued to distribute television programs, to monitor the Teletext investment held by

MVT (see below), and to attempt to expand the operations at MVT into new areas of European media.



Investments, MVT, EMP, Ltd. and their affiliates are currently reliant on their cash balances, existing operations, and/or

additional funding from ALP Enterprises or other, as yet

unidentified, financing sources to fund their continuing

operations.  Registrant expects to advance no further funds to

Investments, MVT, or their affiliates beyond those funds already advanced by Registrant.



Effective August 12, 1994, Registrant and EMP, Ltd. restructured the ownership of EMP, Ltd. and certain of its subsidiaries in order to enable EMP, Ltd. to attract additional capital from ALP

Enterprises and other potential third party investors.  In the restructuring, based on certain representations from EMP, Ltd.

and ALP Enterprises, Registrant sold to Clarendon and ALP

Enterprises for nominal consideration Registrant's shares in EMP,

Ltd.  Simultaneously, Registrant and EMP, Ltd. entered into an agreement whereby EMP, Ltd.'s 10% interest in Teletext was

transferred, together with a pound sterling 350,000 loan

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

September 30, 1998.  MVT will pay an annual fee to EMP, Ltd. for management services provided by EMP, Ltd. in connection with overseeing MVT's investment in Teletext.  Following the

restructuring, Registrant no longer has any interest in EMP, Ltd.

Registrant elected not to advance further funds to Investments or

MVT.  It is likely that Registrant will not recover the majority of its $2 million investment in Investments either from

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

Intelidata during 1995.  The total of any Registrant obligations to fund such advances, including certain contractual obligations,

is not currently anticipated to exceed the amount of the

writedown. It is unlikely that Registrant will recover any

portion of its investment in IMPLP/IMPI/Intelidata.



Results of Operations



1994 vs. 1993



Registrant generated net income of approximately $117.4 million in 1994, which was comprised primarily of the following

components:  (1) an extraordinary gain of approximately $130.3 million on the disposition of Maryland Cable; (2) a $0.6 million gain on the sale of the Windsor Systems; and (3) interest income of approximately $0.4 million, partially offset by: (x) a loss from discontinued operations of approximately $10.4 million; (y)

management fees and other general and administrative expenses of approximately $3.2 million; and (z) amortization expense of

approximately $0.3 million.



The loss from Partnership operations was approximately $3.1

million in 1994 compared to approximately $4.1 million in 1993.

The approximate $1.0 million decrease was due primarily to a 1993 write-down (for accounting purposes) of Registrant's investment in Paradigm of approximately $0.5 million and an increase of approximately $0.3 million in interest income.



The loss from discontinued operations of approximately $10.4 million in 1994 and approximately $30.2 million in 1993 are not comparable due primarily to the sale of Maryland Cable (which was

Registrant's major operating property) during 1994.  However, the following paragraph discusses in greater depth the results of operations of TCS, since Registrant's investment in TCS

represents its major operating property as of December 31, 1994

(although TCS is classified as discontinued due to its expected sale during 1995).



TCS's operating revenues increased by approximately $1.1 million in 1994 compared to 1993 due primarily to improved advertising revenues at TCS's stations in Columbus, Georgia and St. Joseph,

Missouri.  Property operating expenses and general and

administrative expenses increased by approximately $1.0 million due primarily to increased programming, news and sales-related expenses at TCS's stations in Columbus, Georgia and Terre-Haute,

Indiana.  Depreciation and amortization expense decreased by approximately $1.1 million due to the full amortization in 1993 of certain intangible assets.



Results of Operations



1993 vs. 1992



Registrant had a net loss of approximately $34.3 million in 1993,

which was comprised primarily of the following components: (1) a loss from discontinued operations of approximately $30.2 million;

(2) management fees and other general and administrative expenses of approximately $3.3. million; (3) Registrant's writedown of approximately $0.5 million of certain assets to a net realizable value of zero for its investment in Paradigm and; (4)

amortization expense of $0.4 million, partially offset by

interest income of $0.1 million.



The following paragraphs discuss in greater depth the results of operations of Maryland Cable, which although classified as

discontinued due to its disposition in 1994, represented

Registrant's major operating property as of December 31, 1993 and

1992.



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

1993.  Although Maryland Cable's average number of basic

subscribers and gross revenues increased during 1993 as compared to 1992, Maryland Cable will in the near term experience lower levels of basic subscribers and revenues as a result of the sale of the Leesburg System, which represented approximately 6.5% of the basic subscribers and approximately 4% of the gross revenues of Maryland Cable as of September 30, 1993.



In 1993, Maryland Cable's average premium service units decreased to 79,510 from an average of 84,344 in 1992.  This decrease was due primarily to the sale of the Leesburg System and also to sluggish local and national economic conditions.  In 1993,

average Lanham System premium service units decreased to

approximately 77,732 from an average of approximately 81,931 in

1992 due primarily to sluggish local and national economic

conditions.  The cable industry in general has experienced

slowing growth of premium service units and Maryland Cable, which has a higher ratio of premium service units to basic subscribers than the industry in general, may be more significantly affected by the slowing growth trend than the industry in general.



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



Statement of Financial Accounting Standards No. 112



Effective January 1, 1994, Registrant adopted Statement of

Financial Accounting Standards No. 112, "Employers' Accounting

for Postemployment Benefits" ("SFAS No. 112").  This

pronouncement establishes accounting standards for employers who provide benefits to former or inactive employees after

employment, but before retirement.  These benefits include, but are not limited to, salary-continuation, disability related

benefits including workers' compensation, and continuation of health care and life insurance benefits.  The statement requires employers to accrue the obligations associated with service

rendered to date for employee benefits accumulated or vested where payment is probable and can be reasonably estimated.  The effect of the adoption of SFAS No. 112 was not material to

Registrant's financial position or results of operations as of and for the year ending December 31, 1994.





Item 8.   Financial Statements and Supplementary Data

               TABLE OF CONTENTS

      ML Media Opportunity Partners, L.P.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31,
1994 and December 31, 1993

Consolidated Statements of Operations for the years ended December 31, 1994, December 31, 1993 and December 31, 1992

Consolidated Statements of Cash Flows for the years ended December 31, 1994, December 31, 1993 and December 31, 1992

Consolidated Statements of Changes in Partners'
Deficit for the years ended December 31, 1994, December 31, 1993 and December 31, 1992

Notes to Consolidated Financial Statements for the years ended December 31, 1994, December 31,
1993 and December 31, 1992

Schedule III - Condensed Financial Information of Registrant as of December 31, 1994, December
31, 1993 and December 31, 1992







INDEPENDENT AUDITORS' REPORT



ML Media Opportunity Partners, L.P.:



We have audited the accompanying consolidated financial

statements and the related financial statement schedule of ML

Media Opportunity Partners, L.P. (the "Partnership") and its

affiliated entities, listed in the accompanying table of

contents.  These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's general partner.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.



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

Partnership and its affiliated entities at December 31, 1994 and

1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.  Also,

in our opinion, such financial statement schedule, when

considered in relation to the basic consolidated financial

statements taken as a whole, present fairly in all material

respect the information set forth therein.



INDEPENDENT AUDITORS' REPORT (continued)





The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the

Partnership will continue as a going concern.  As discussed in

Note 2 to the consolidated financial statements, the Partnership has sold or is in the process of selling or disposing of a

significant portion of its investments.  In addition, the

Partnership was in default under the TCS Television Partners,

L.P. ("TCS") note agreements and will be unable to satisfy its ongoing debt obligations under these agreements.  The Partnership has decided to pursue a sale of the TCS stations.  These

circumstances raise substantial doubt about the Partnership's ability to continue as a going concern.  Management's plans

concerning these matters are also described in Note 2.

Accordingly, the consolidated financial statements and financial statement schedule do not include adjustments that might result from the outcome of the uncertainties referred to herein.





















/s/ Deloitte & Touche LLP

New York, New York



March 9, 1995



              ML MEDIA OPPORTUNITY PARTNERS, L.P.
                  CONSOLIDATED BALANCE SHEETS
         AS OF DECEMBER 31, 1994 AND DECEMBER 31, 1993

                          Notes       1994            1993
ASSETS:
Cash and cash
equivalents                 1,2     $  1,752,059    $  3,739,678
Prepaid expenses and
deferred charges (net
of accumulated
amortization of
$2,522,121 at December
31, 1994, and
$2,224,167 at December
31 1993)                      1                -         297,954
Investment in joint
venture and common
stock                       1,6        1,261,666       1,261,666
Other assets                  2          456,059           7,942

TOTAL ASSETS                  3     $  3,469,784    $  5,307,240

LIABILITIES AND
PARTNERS' DEFICIT:
Liabilities:
Accounts payable and
accrued liabilities                 $    688,288    $    736,174
Net Liabilities of
Discontinued
Operations:               3,8,9
  Cable Television
Systems Segment                                -     113,678,564
  Production Segment         10          140,711         103,275
  Television and Radio
Station Segment               4        5,656,790       2,145,773

Total Liabilities             3     $  6,485,789    $116,663,786

Commitments and
Contingencies                 2






(Continued on the following page)



              ML MEDIA OPPORTUNITY PARTNERS, L.P.
                  CONSOLIDATED BALANCE SHEETS
         AS OF DECEMBER 31, 1994 AND DECEMBER 31, 1993
                          (continued)


                          Notes       1994            1993
Partners' Deficit:

General Partners:
Capital contributions,
net of offering
expenses                    1          1,019,428      1,019,428
Cash Distribution           2           (90,624)            -
Cumulative loss                        (938,472)    (2,112,501)
                                         (9,668)    (1,093,073)
Limited Partners:
Capital contributions,
net of offering
expenses (112,147.1
Units of Limited
Partnership Interest)       1        100,914,316    100,914,316
Tax allowance cash
distribution                         (2,040,121)    (2,040,121)
Other cash distribution
                            2        (8,971,760)            -
Cumulative loss                     (92,908,772)  (209,137,668)
                                     (3,006,337)  (110,263,473)
Total Partners' Deficit
                                     (3,016,005)  (111,356,546)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                   $  3,469,784  $   5,307,240

See Notes to Consolidated Financial Statements







                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1993
                         AND DECEMBER 31, 1992
                           Year Ended     Year Ended     Year Ended
                          December 31,   December 31,   December 31,
                  NOTES         1994           1993           1992

Partnership
Operating
Expenses:

General and
 administrative                268,523        193,981         148,869

Amortization        1          297,954        440,913         430,898

Management fees     5        2,965,867      3,073,417       2,986,799

Loss on writedown
 of assets          2                -        515,919               -
                             3,532,344      4,224,230       3,566,566

Interest Income     1      $   430,730    $   130,302     $   517,769

Loss from
 Partnership
 operations
 before equity in
 loss of joint
 venture                   (3,101,614)    (4,093,928)     (3,048,797)

Equity in loss of
 joint venture      7                -              -       (227,164)

Loss from
Partnership
operations          2      (3,101,614)    (4,093,928)     (3,275,961)

(Continued on the following page)






                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1993
                         AND DECEMBER 31, 1992
                              (continued)

                           Year Ended     Year Ended     Year Ended
                          December 31,   December 31,   December 31,
                  NOTES         1994           1993           1992

Discontinued
operations:        2,3,
                    9

Loss from
discontinued
operations of:

Cable Television
Systems Segment

                           (6,784,982)   (24,268,020)    (27,404,590)
Production Segment
                              (37,436)      (506,140)       (652,409)
Television and
Radio Station
Segment                    (3,603,639)    (4,658,067)     (5,081,648)
Business
Information
Services Segment
                                     -      (791,264)     (1,957,742)
Gain on Sale of
Discontinued
Cable Segment       2          600,000              -               -

Loss Before
Extraordinary
Item                      (12,927,671)   (34,317,419)    (38,372,350)

Extraordinary
Item                2      130,330,596              -               -

NET INCOME (LOSS)         $117,402,925  $(34,317,419)   $(38,372,350)



(Continued on the following page)








                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1993
                         AND DECEMBER 31, 1992
                              (continued)

                           Year Ended     Year Ended     Year Ended
                          December 31,   December 31,   December 31,
                  NOTES         1994           1993           1992

Per Unit of
Limited
Partnership
Interest:
Loss from
Partnership
operations               $     (27.38)   $    (36.14)    $    (28.92)

Loss from
discontinued
operations                     (86.74)       (266.80)        (309.82)

Extraordinary
item                          1,150.52              -               -

NET INCOME (LOSS)          $  1,036.40    $  (302.94)    $   (338.74)

Number of Units              112,147.1      112,147.1       112,147.1


See Notes to Consolidated Financial Statements.







                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1993
                        AND DECEMBER 31, 1992


                               1994           1993           1992
Cash flows from
operating activities:

Net Income/(Loss)         $117,402,925   $(34,317,419)    $(38,372,350)


Adjustments to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:

Amortization                   297,954        440,913          430,898

Extraordinary Item        (130,330,596)             -               -


Gain on Sale of
 Discontinued
 Cable Segment               (600,000)              -                -

Equity in loss of joint
 venture                             -              -          227,164

Equity in loss of TCS                                        4,325,020

Loss on write-down of
 assets                              -        515,919                -











                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1993
                        AND DECEMBER 31, 1992

                               1994           1993           1992

Change in operating
 assets and liabilities:

(Increase) decrease in
 accounts receivable         (448,117)         25,055         (21,432)


(Decrease) in
 accounts payable and
 accrued liabilities          (47,887)      (110,859)         (86,427)

Increase/(Decrease) in
 Net Liabilities of
 Discontinued
Operations:

   Cable Television
   Systems Segment           7,875,016     37,749,026       33,195,415

   Production Segment           37,436        728,808        2,115,404

   Television and Radio
   Station Segment           4,283,696      5,592,431           44,199

   Business Information
   Services Segment                  -      (185,611)           47,000










                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1993
                        AND DECEMBER 31, 1992
                             (continued)

                                1994          1993           1992

Net cash provided by (used
 in)operating activities     (1,529,573)    10,438,263      1,904,891

Cash flows from investing
activities:

Purchase of  property,
 plant and equipment        (1,147,149)    (5,297,702)   (5,299,652)

Proceeds from sale of
 Maryland Cable               9,771,952              -             -

Investment in GCC II                   -                  (1,403,839)

Proceeds from
 redemption/sale of
 note/rights                                   100,000

Net cash used in investing
activities                     8,624,803   (5,197,702)    (6,703,491)











                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1993
                        AND DECEMBER 31, 1992
                             (continued)

                              1994           1993           1992

Cash flows from financing activities:

Principal payments on
 bank loans                    (20,465)    (8,675,288)      (110,407)

Cash Distribution           (9,062,384)              -              -

Net cash (used in)
 provided by financing
 activities                 (9,082,849)    (8,675,288)      (110,407)

Net decrease in cash and
 cash equivalents           (1,987,619)    (3,434,727)    (4,909,007)

Cash and cash equiva-
 lents at beginning
 of year                      3,739,678      7,174,405     12,083,412

Cash and cash equiva-
 lents at end of year       $ 1,752,059   $  3,739,678    $ 7,174,405








Supplemental Disclosure of Non-Cash Investing and Financing

Activities:



Effective in 1992, the Partnership controlled the operations of

Paradigm and consolidated its ownership interest in Paradigm.



Effective in 1993, the Partnership controlled the operations of

TCS and as a result consolidated TCS's total assets and total liabilities.



Effective July 1, 1993, the Partnership sold the business and assets of IMPLP and Intelidata.



Effective September 30, 1993, Maryland Cable consummated the sale of the Leesburg System.



See Notes to Consolidated Financial Statements.





                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
      FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1993,
                        AND DECEMBER 31, 1992

                           General         Limited
                 Notes     Partner        Partners          Total

Balance,
December 31,
1991                     $  (366,176)  $ (38,300,601)   $ (38,666,777)

1992:

Net Loss                    (383,723)    (37,988,627)    (38,372,350)

Partners'
Deficit at
December 31,
1992                        (749,899)    (76,289,228)     (77,039,127)

1993:

Net Loss                    (343,174)    (33,974,245)     (34,317,419)

Partners'
Deficit at
December 31,
1993                      (1,093,073)   (110,263,473)    (111,356,546)

1994:

Net Income                  1,174,029     116,228,896      117,402,925

Cash
Distribution       2         (90,624)     (8,971,760)      (9,062,384)

Partners'
Deficit at
December 31,
1994                     $    (9,668)  $  (3,006,337)   $  (3,016,005)

See Notes to Consolidated Financial Statements.



               ML MEDIA OPPORTUNITY PARTNERS, L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1993, AND

                        DECEMBER 31, 1992





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

Partnership.  The General Partner's total capital contribution was $1,132,800 at December 31, 1994 which represents 1% of the total Partnership capital contributions.



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



As of December 31, 1994, the Partnership's primary investments consisted of:



    99% ownership of ML Cable Partners, which had held a

    participation in the senior bank debt of Maryland Cable (see

    Note 2);



    Ownership of 351,665 shares of common stock (an ownership

    percentage of approximately 2.4%) of Western Wireless

    Corporation ("WWC"), a cellular telecommunications operator based in California; (see Note 6)



    51.005% ownership of TCS Television Partners, L.P. ("TCS"),

    which owns (i) 20% of the outstanding common stock of Fabri

    Development Corporation, which in turn owns and operates two network affiliated television stations serving Terre Haute,

    Indiana and St. Joseph, Missouri, and (ii) 100% of the

    outstanding common stock of TCS Television, Inc., which in turn owns the 80% of the outstanding common stock of Fabri

    Development Corporation not owned by TCS, as well as 100% of the outstanding common stock of Avant Development

    Corporation, which owns and operates a network affiliated

    television station serving Columbus, Georgia;



    100% ownership of WMXN-FM ("WMXN-FM"), a radio station in

    Norfolk, Virginia; (sold on February 21, 1995)



    50% ownership of Paradigm Entertainment, L.P. ("Paradigm"),

    a California based company involved in the production of

    television and cable programming (see Note 6 regarding the allocation of profits and losses) which owns approximately

    52% of Bob Banner Associates Development ("BBAD") based upon capital contributions;



    36.8% ownership of Media Ventures Investments, Ltd.

    ("Investments", formerly Media Ventures International

    Limited, "Media Ventures"), a United Kingdom corporation

    formed to develop or acquire European media and

    entertainment companies; and a 13.8% ownership of MV

    Technology Limited ("MVT").



Basis of Accounting and Fiscal Year



The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Investments, MVT, and GCC are accounted for on the cost method of accounting.  The Partnership carried its interest in Investments under the equity method of accounting in 1992 and prior years.

The Partnership carried its interest in Paradigm under the equity method of accounting in 1991. The fiscal year of the Partnership shall be the calendar year.



See Note 3 regarding the discontinued operations of TCS, WMXN-FM and Paradigm/BBAD.



Certain 1992 and 1993 items have been reclassified to conform to

1994 presentation for discontinued operations.



Barter Transactions



As is customary in the broadcasting industry, the Partnership engages in the bartering of commercial air time for various goods and services.  Barter transactions are recorded based on the fair market value of the products and/or services received.  The goods and services are capitalized or expensed as appropriate when received or utilized.  Revenues are recognized when the

commercial spots are aired.  All such revenues and expenses are included in the Partnership's loss from discontinued operations.



Broadcast Program Rights



The Partnership's television stations' broadcast program rights represent license agreements for the right to broadcast programs which are available at the balance sheet date.  Amortization is recorded on a straight-line basis over the period of the license agreements or upon run usage.  Amortization is included in the

Partnership's loss from discontinued operations.



Property and Depreciation



Property, plant and equipment is stated at cost, less accumulated depreciation, and is included in the net liabilities of the

Partnership's discontinued operations.  Property, plant and

equipment is depreciated using the straight-line method over the following estimated useful lives:





 Buildings                                       30 years
 Other                                          5-7 years


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



     Goodwill                 approximately 20-40 years
     Franchise                life of the franchise
     Other Intangibles        various
     Deferred Charges         3-10 years


Intangible assets, deferred charges and related amortization are included in the Partnership's net liabilities from discontinued

operations and loss from discontinued operations, respectively.



Asset Impairment



The Partnership assesses the impairment of assets on a regular basis or immediately upon the occurrence of a significant event in the marketplace or an event that directly impacts its assets.

The methodology varies depending on the type of asset but

typically consists of comparing the net book value of the asset to either: (1) the undiscounted expected future cash flows

generated by the asset, and/or (2) the current market values obtained from industry sources.



If the net book value of a particular asset is materially higher than the estimated net realizable value, and the asset is

considered to be permanently impaired, the Partnership will write-

down the net book value of the asset accordingly; however, the

Partnership does not write its assets down to a value below the asset-related non-recourse debt.  The Partnership relies on

industry sources and its experience in the particular marketplace to determine whether an asset impairment is other than temporary.



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

Note 9).



Statement of Cash Flows



Short-term investments which have an original maturity of ninety days or less are considered cash equivalents.  Interest paid in

1994, 1993 and 1992 was $3,424,172, $10,708,585 and $10,192,232,

respectively.



Statement of Financial Accounting Standards No. 112



Effective January 1, 1994, the Partnership adopted Statement of

Financial Accounting Standards No. 112, "Employers' Accounting

for Postemployment Benefits" ("SFAS No. 112").  This

pronouncement establishes accounting standards for employers who provide benefits to former or inactive employees after

employment, but before retirement.  These benefits include, but are not limited to, salary-continuation, disability related

benefits including workers' compensation, and continuation of health care and life insurance benefits.  The statement requires employers to accrue the obligations associated with service

rendered to date for employee benefits accumulated or vested where payment is probable and can be reasonably estimated.  The effect of the adoption of SFAS No. 112 was not material to the

Partnership's financial position or results of operations as of and for the year ending December 31, 1994.



2.   Liquidity



At December 31, 1994, the Partnership had $1,752,059 in cash and cash equivalents.



At December 31, 1993, the Partnership had $3,739,678 in cash and cash equivalents.



In the fourth quarter of 1994, the Partnership distributed

$8,971,760 to its Limited Partners and $90,624 to its General

Partner following the disposition of Maryland Cable (see below).



During 1994, the Partnership continued its operations phase while selling or disposing of a significant portion of its investments.

The Partnership consummated the disposition of Maryland Cable on

September 30, 1994 and the sale of the Windsor Cable Systems on

May 18, 1994.  In addition, the Partnership consummated the sale of WMXN-FM on February 21, 1995.  The Partnership is currently marketing TCS for potential sale in 1995 and, on January 13,

1995, entered into a non-binding letter of intent to sell the stock of Avant Development Corporation, the corporation which owns television station WRBL-TV (see below).  The status of the

Partnership's investments is discussed in more detail below.



During 1995, the Partnership will attempt to sell or otherwise dispose of all of its remaining investments in media properties,

and then liquidate; however, there can be no assurance that the

Partnership will be successful in completing such actions prior to December 31, 1995.



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

Newco to the Water Street Corporate Recovery Fund I, L.P. (the

holder of 85% of the outstanding principal amount of the 15-3/8%

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

Cable of approximately $130 million.  Such gain resulted

primarily from forgiveness of debt at the subsidiary level and is classified as an extraordinary gain on the Partnership's

Consolidated Statements of Operations.



Included in this gain is a $450,000 management fee which the

Partnership is entitled to receive for managing the Maryland

Cable Systems from January 1, 1994 through September 30, 1994.



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

$1,050,982 of sale proceeds will be used to cover certain pre-

closing liabilities to third parties, as well as the final

closing costs of the transaction, such as legal fees.  The

Partnership recognized a gain of $600,000 for financial reporting purposes on the sale of the Windsor Systems.



WMXN-FM



During 1994, WMXN-FM generated sufficient revenues, through the

LMA (see below) to cover its operating costs (before management fees).



The Partnership entered into an Option Agreement, effective

January 25, 1994, with US Radio , Inc. ("US Inc."), a Delaware corporation, and an affiliated entity, US Radio, L.P. ("US

Radio"), a Delaware limited partnership, neither of which is affiliated with the Partnership.  Pursuant to the Option

Agreement, the Partnership granted US Inc. an option (the

"Call"), exercisable at any time prior to January 15, 1995, to purchase substantially all of the assets of WMXN-FM (the

"Assets") for a cash price of $3.5 million.  On September 23,

1994, US Inc. exercised the Call.  On October 24, 1994, the

Partnership and US Radio of Norfolk, Inc. ("US Norfolk"), an

affiliate of US Inc. to which US Inc. assigned its option to purchase WMXN-FM, filed an application with the FCC requesting assignment of the license of WMXN-FM from the Partnership to US

Norfolk.



Following receipt of FCC approval, on February 21, 1995, US

Norfolk purchased WMXN-FM for approximately $3.5 million, subject to future adjustment based on a post-closing accounting

reconciliation between US Norfolk and the Partnership required by the Asset Purchase Agreement.  The Partnership does not currently anticipate that such potential future adjustment will be

material.  Following payment of a transaction fee to a third party unaffiliated with the Partnership, approximately $3.3

million was remitted to the Partnership.  In addition, on March

7, 1995 approximately $400,000 was returned to the Partnership from WMXN-FM's cash balances.



Effective January 31, 1994, the Partnership entered into a Time

Brokerage Agreement (the "LMA") with US Radio.  The LMA called for the Partnership to make broadcasting time available on WMXN-

FM to US Radio and for US Radio to provide radio programs to be broadcast on WMXN-FM, subject to certain terms and conditions,

including the rules and regulations of the FCC.  In exchange for providing broadcasting time to US Radio, the Partnership received a monthly fee approximately equal to its cost of operating WMXN-

FM.  The LMA continued until the consummation of the acquisition of WMXN-FM by US Norfolk (see below).



TCS



Although the broadcast television industry experienced overall growth in advertising revenues in 1994, TCS was in default of covenants under its note agreements as of December 31, 1994, and failed to make scheduled principal payments totalling $2,300,000 on February 28, 1994, May 31, 1994, August 31, 1994 and November

30, 1994.  In addition, TCS did not make a required principal payment of $575,000 due February 28, 1995.  TCS also expects to default on the majority of its scheduled principal payments for the remainder of 1995.  TCS engaged in discussions with its note holders regarding a potential restructuring of TCS's note

agreements, but ultimately decided to pursue a sale of the TCS stations.  The Partnership engaged Furman Selz Incorporated to assist in marketing the TCS television stations for sale.  The marketing of the sale of such stations commenced in December of

1994.  It is the Partnership's intention to actively pursue a sale of the TCS television stations.  On January 13, 1995, the

Partnership entered into a non-binding letter of intent to sell the stock of Avant Development Corporation ("Avant"), a 100%-

owned corporate subsidiary of TCS, Inc. which owns WRBL-TV.  The sale of Avant is subject to negotiation of a definitive purchase and sale agreement and numerous other conditions.  The ultimate transfer of the license of WRBL-TV to a potential buyer, via the sale of the stock of Avant, will also be subject to the prior approval of the FCC.  The Partnership may not ultimately be able to reach a final agreement with potential purchasers on terms acceptable to the Partnership.  During the process of marketing the TCS television stations, while TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the right to foreclose on the stock of the operating subsidiaries that own the three TCS stations,

but not the other assets of the Partnership.  Whether or not the

Partnership is able to sell the TCS television stations, it is unlikely that the Partnership will recover more than a nominal amount of its investment in TCS.



Refer to Note 4 for further information regarding TCS's debt.



During the fourth quarter of 1992, TCS concluded that there had been an impairment of the value of the enterprise and, as a

result, wrote-down its intangible assets (goodwill) by a total of

$6 million, which resulted in the Partnership's $2,460,000 share of this write-down for financial reporting purposes.



Paradigm



Paradigm and/or BBAD are not currently producing television

programs, and the Partnership has not advanced any funds to

Paradigm and/or BBAD since the second quarter of 1992.  Paradigm and/or BBAD took several steps in 1992 and 1993 to reduce

operating costs, primarily by reducing the number, and

compensation, of employees.  However, Paradigm and/or BBAD did not operate profitably during 1993, and were dependent on outside sources, primarily Bob Banner Associates Inc. ("Associates") to finance BBAD's monthly operating costs.  The Partnership elected not to fund such operating costs.  The Partnership has no

obligation to advance any additional funds to Paradigm and/or

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

Associates, and Paradigm would retain a percentage interest in all such projects and concepts.  It is the Partnership's

intention, following the execution of a definitive agreement encompassing these terms, to attempt to sell its interest in

Paradigm and/or BBAD.  However, it is unlikely that the

Partnership will recover more than a nominal portion, if any, of its original investment in Paradigm and/or BBAD.  Due in part to the Partnership's unwillingness to advance additional funds to fund the continuing operating losses and possible winding down of

Paradigm's and BBAD's operating activities, the Partnership

recorded in the second quarter of 1993 a writedown of

approximately $516,000 of certain assets of Paradigm and BBAD to reduce the Partnership's net investment to a net realizable value of zero.



GCC/WWC



Refer to Note 6 for information regarding GCC/WWC.



Investments, EMP, Ltd. and MVT



Refer to Note 6 for information regarding Investments, EMP, Ltd.,

and MVT.



IMP/Intelidata



Effective July 1, 1993, the Partnership entered into three

transactions to sell the business and assets of IMPLP/IMPI and

Intelidata.  In two separate transactions, the Partnership sold the entire business and substantially all of the assets of

IMPLP/IMPI and a portion of the business and assets of Intelidata to Phillips Business Information, Inc. ("PBI") for future

consideration based on the revenues of IMPLP/IMPI and the portion of the Intelidata business acquired by PBI.  PBI is not

affiliated with the Partnership.  At closing, PBI made advances of $100,000 and $150,000 to IMPLP/IMPI and Intelidata,

respectively, which advances would be recoverable by PBI from any future consideration payable by PBI to the Partnership.  In

addition, PBI agreed to assume certain liabilities of IMPLP/IMPI and Intelidata.



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

IMPLP/IMPI and Intelidata during 1995.  The total of any the

Partnership obligations to fund such advances, including certain contractual obligations, is not currently anticipated to exceed the amount of the writedown. It is unlikely that the Partnership will recover any portion of its investment in

IMPLP/IMPI/Intelidata.





Summary

In summary of the Partnership's liquidity status, the

approximately $1,750,000 the Partnership has available for

working capital may be utilized to support anticipated funding needs or possible restructurings as appropriate, of its

investments.  The Partnership has no contractual commitment to advance funds to any of its existing investments.



3.   DISCONTINUED OPERATIONS



Cable Television Systems Segment



Due to the disposition of Windsor and Maryland Cable, discussed in Note 2, the Partnership has presented its Cable Television

Systems Segment (comprised of Maryland Cable and Windsor) as discontinued operations.  The December 31, 1993 Consolidated

Balance Sheet and the December 31, 1993 and 1992 Consolidated

Statements of Operations and Consolidated Statements of Cash

Flows have been restated to present such discontinued operations.



The net liabilities of the discontinued operations of this

segment on the Consolidated Balance Sheets are comprised of the following:







                                            As of
                                        December 31,
                                               1993

        Property, plant and
        equipment, net                   $  45,342,432

        Intangible assets, net              85,521,053

        Other assets                         6,153,656

        Borrowings                       (242,623,751)

        Other liabilities                  (8,071,954)

        Net liabilities of
        discontinued operations         $(113,678,564)





Summarized results of the discontinued operations of this segment on the Consolidated Statements of Operations are as follows:





                          December 31,    December 31,   December 31,
                                 1994           1993            1992

Operating Revenues           $10,730,711    $ 44,781,524   $ 42,668,337

Less: Operating Expenses       9,750,040      44,335,219     41,972,964

Operating Income                 980,671         446,305        695,373

Interest Expense             (7,765,653)    (28,666,732)   (28,099,963)

Gain on Sale of Leesburg               -       3,952,407              -

Loss from discontinued
operations                 $(6,784,982)   $(24,268,020)  $(27,404,590)





Any losses incurred by this segment subsequent to March 31, 1994 have been offset against the gain on disposition for the year ended December 31, 1994.



Production Segment



Due to the expected disposition of Paradigm in 1995, the

Partnership's Production Segment is presented as discontinued

operations at December 31, 1994.  The December 31, 1993

Consolidated Balance Sheet and the December 31, 1993 and 1992

Consolidated Statement of Operations and Consolidated Statement

of Cash Flows have been restated to present such discontinued

operations.



The net liabilities of the discontinued operations of this

segment on the Consolidated Balance Sheets are comprised of the following:





                                 As of             As of
                              December 31,      December 31,
                                    1994              1993

Cash                           $    105,650      $    185,269

Accounts payable and
accrued liabilities               (246,361)         (288,544)

Net liabilities of
discontinued operations       $   (140,711)      $   (103,275)







Summarized results of the discontinued operations of this segment on the Consolidated Statements of Operations are as follows:





                          December 31,   December 31,     December 31,
                                 1994           1993            1992

Operating Revenues             $   4,039     $ 5,917,189     $ 7,746,380

Less: Operating Expenses          67,997       6,941,432       8,827,869

Operating Loss                  (63,958)     (1,024,243)     (1,081,489)

Minority Interest                 26,522         518,103         429,080

Loss from discontinued
operations                   $ (37,436)    $  (506,140)    $  (652,409)







Television and Radio Station Segment



Due to the disposition of WMXN-FM (see Note 2) on February 21,

1995 and the Partnership's decision to sell TCS, the Partnership has presented its Television and Radio Station Segment (comprised of WMXN-FM and TCS) as discontinued operations.  The December 31,

1993 Consolidated Balance Sheet and the December 31, 1993 and

1992 Consolidated Statements of Operations and Consolidated

Statements of Cash Flows, have been restated to present such discontinued operations.



The net liabilities of discontinued operations of this segment on the Consolidated Balance Sheets are comprised of the following:





                                 As of             As of
                              December 31,      December 31,
                                    1994              1993

Property, plant and
equipment, net                 $  5,833,854      $  5,723,402

Intangible assets, net           35,616,068        36,454,624

Other assets                     15,077,634         6,420,854

Borrowings                     (42,999,804)      (42,999,804)

Other liabilities              (19,184,542)       (7,744,849)

Net liabilities of
discontinued operations       $ (5,656,790)     $ (2,145,773)





Summarized results of the discontinued operations of this segment on the Consolidated Statements of Operations are as follows:





                          December 31,   December 31,   December 31,
                                1994           1993           1992

Operating Revenues           $14,361,993    $11,834,695    $ 1,729,175

Less: Operating Expenses      12,743,603     11,400,709      2,317,053

Operating Income/(Loss)        1,618,390        433,986      (587,878)

Interest Expense             (5,222,029)    (3,803,215)              -

Equity in loss of joint
venture - TCS                         -    (1,288,838)    (4,493,770)

Loss from discontinued
operations                 $(3,603,639)   $(4,658,067)   $(5,081,648)


TCS was accounted for under the equity method through March 26,

1993.



The Partnership expects to recognize a gain on the disposition of its Television and Radio Station Segment and will record such gain on upon consummation of the disposal.





Business Information Services Segment



Effective July 1, 1993, the Partnership sold the business and assets of IMPLP/IMPI and Intelidata (the Business Information

Services Segment).  The results of the Business Information

Services Segment have been reported separately in the December

1993 and 1992 Consolidated Statements of Operations as

discontinued operations.  Summarized results of the discontinued

operations of this segment are as follows:





                              December 31,      December 31,
                                    1993              1992

Operating Revenues                $  978,359       $ 1,427,157

Less:
Operating Expenses                1,382,727         3,394,257

Operating Loss                     (404,368)        (1,967,100)

Other Expenses                     (386,896)          (40,642)

Minority Interest                          -            50,000

Loss from discontinued
operations                      $  (791,264)      $ (1,957,742)





4.   BORROWINGS



At December 31, 1994 and December 31, 1993 the aggregate amount of borrowings reflected on the balance sheets of the Partnership;

(included in the net liabilities of the discontinued operations of the Television and Radio Station Segment) is detailed as

follows:



                                  December 31,    December 31,
                                        1994            1993
A)   Senior Secured Note-TCS      $ 31,323,000     $ 31,323,000
B)   Senior Subordinated Secured
   Note-TCS                         11,326,804       11,326,804
C)   Senior Secured Fee Note-TCS
                                       350,000          350,000
     Total                        $ 42,999,804     $ 42,999,804



A-B-C)On June 1, 1990, TCS entered into note purchase agreements with a group of insurance companies which provided for

     senior secured borrowings of $35 million (the "Senior

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



     TCS also entered into a security and pledge agreement dated as of June 1, 1990 with a bank, whereby it is a condition to the purchasers' obligation under the note purchase

     agreements that TCS grant to the security trustee a security interest in and lien upon (i) all of the capital stock of

     each corporation which owns or operates one or more of TCS's stations and (ii) all of TCS's present and future right,

     title and interest in the subsidiary notes, to secure TCS's indenture obligations.



     On December 14, 1992, TCS negotiated agreements to amend its note agreements.  TCS had been unable to generate sufficient funds from operations to fully meet its obligations under

     its note purchase agreements.  The Senior Secured Notes and the Subordinated Notes were amended to reschedule principal payments.  In addition, the amended agreements contain

     certain options for required prepayments and restrictions

     requiring excess cash to be paid based upon a calculation

     outlined in the agreements.  As payment for a transaction

     fee, the senior lenders were issued additional notes due May

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

     May, August and November.  However, TCS has the option to

     defer payment of interest on the Senior Secured Fee Notes

     until May 31, 1997.  All interest so deferred will be

     compounded quarterly at the stated rate of 10.69%.  In

     addition, the amended loan agreement required accrued

     interest due through December 14, 1992 on the Subordinated

     Note of $1,326,804 to be reclassified into the original

     Subordinated Note amount of $10,000,000.  The restated

     Subordinated Note total of $11,326,804 accrues interest at the rate of 12.69% per annum compounded quarterly on the

     15th of March, June, September and December until either

     certain conditions are met (refer to the amended note

     agreement for specific conditions), or until December 15,

     1995.



     See Note 2 regarding defaults under the amended TCS loan

     agreements.



     At December 31, 1994, the annual aggregate amounts of

     principal payments required for the borrowings reflected in the consolidated balance sheet of the Partnership are,

     unless accelerated as discussed in Note 2, as follows:









     Year Ending                               Principal Amount

        1995                                        2,300,000
        1996                                        5,200,000
        1997                                       33,199,804
                                                 $ 40,699,804
     Defaulted Principal Payments in 1994           2,300,000
     Total                                       $ 42,999,804





     Based upon the restrictions of debt as described above,

     approximately $54 million of assets (which are included in

     Net Liabilities of Discontinued Operations on the

     accompanying Consolidated Balance Sheets) are restricted

     from distribution by the entities in which the Partnership has an interest.



5.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES



During the years ended December 31, 1994, 1993, and 1992, the

Partnership incurred the following expenses in connection with services provided by the General Partner and its affiliates:



                           Year Ended     Year Ended     Year Ended
                          December 31,   December 31,   December 31,
                                1994           1993           1992
Media Opportunity
 Management Partners
 (General  Partner):

Partnership Management
 Fee                        $  860,836     $  838,205      $  814,582
Property Management Fee      2,105,031      2,235,212       2,172,217
                            $2,965,867     $3,073,417      $2,986,799




In addition, the Partnership, through the Windsor Systems and

Maryland Cable, entered into an agreement with MultiVision, an affiliate of the General Partner, whereby MultiVision provided the Windsor Systems (through June 29, 1992) and Maryland Cable

(through its sale in 1994) with certain administrative services.

The reimbursed cost to the Windsor Systems and Maryland Cable for these services amounted to $848,067 for the year ended December

31, 1994, $977,414 for the year ended December 31, 1993, and

$936,356 for the year ended December 31, 1992.  These costs do not include programming costs that were charged to the Windsor

Systems and Maryland Cable under a cost allocation agreement.  In addition, MultiVision Cable TV Corp. received a payment of

$500,000 in partial settlement of severance and other costs

relating to the termination of MultiVision as manager of the

Maryland Cable Systems.  Effective June 30, 1992, the Partnership

entered into a management agreement with Cablevision Systems

Corporation, which is not affiliated with the Partnership, to manage the day-to-day operations and maintain the books and

records of the Windsor Systems through the sale of the Windsor

Systems in 1994. These responsibilities were subject to the

direction and control of the General Partner.



The total customer base managed by MultiVision declined

significantly during 1992 as a result of divestitures by

companies other than the Partnership, which had utilized the managerial services of MultiVision, leading to slightly higher programming prices for all its managed systems, including the

Maryland Cable and Windsor Systems.



6.   OTHER INVESTMENTS



GCC/WWC



On May 24, 1989, the Partnership entered into a subscription and purchase agreement (the "Subscription Agreement") to purchase

500,000 shares of Series A Convertible Preferred Stock

("Preferred Stock") of General Cellular Corporation ("GCC") at

$30 per share, for a total subscription of $15 million.  GCC was a California-based owner and operator of cellular telephone

systems.



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

$19.09.  On March 4, 1992, the Partnership exercised 52,384

rights, for a total price of $1,000,011.  By exercising these rights, the Partnership purchased: a) 52,384 shares of common stock of GCC, which increased the Partnership's ownership

position in GCC to 251,665 shares; and b) senior notes with a face value of $476,171.  On August 19, 1992, GCC redeemed the senior notes, repaying to the Partnership $476,171, plus accrued interest.



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

combination of GCC and Markets.



The Partnership executed an Exchange Agreement and Plan of Merger

("Agreement"), dated July 20, 1994, to which the majority

stockholders of GCC and the majority owners of Markets are

parties.  Pursuant to the Agreement, the Partnership exchanged its shares in GCC for an equal number of shares in Western

Wireless Corporation ("WWC"), a new company which was organized to own the equity interest of GCC and Markets.  Following the consummation of the business combination on July 29, 1994, WWC became the owner of 100% of the Partnership interests in Markets and approximately 95% of the outstanding common stock of GCC.

WWC holds and operates cellular licenses covering approximately

5.6 million net pops (defined as the population in an area

covered by a cellular franchise) including pending acquisitions.



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

Terre Haute, Indiana; and KQTV-TV, the ABC affiliate serving St.

Joseph, Missouri (the "TCS Stations").



The purchase price of $49 million, a non-compete payment of $7 million, and starting working capital and closing costs of

approximately $5 million were funded by the sale by TCS of senior notes totaling $35 million and subordinated notes totaling $10 million, and equity of $16 million.  The Partnership's total equity contribution and incurred costs were approximately $8.3 million as of December 31, 1994 (including approximately $170,000 noted below).  In addition, the Partnership had loaned TCS

approximately $400,000 for working capital purposes during 1991.



On December 14, 1992, the Partnership concluded agreements to restructure the debt and ownership arrangements of TCS.



Concurrent with the new debt arrangements (as detailed in Note

5), the equity partners in TCS agreed to seek regulatory approval to alter the ownership structure of the company.  On March 26,

1993, the Partnership was granted such approval by the FCC.  As a result, on March 26, 1993, the Partnership and Commonwealth

purchased the 20.01% ownership interest held by Riverdale.  On

March 26, 1993, a wholly-owned subsidiary of the Partnership became the new sole general partner of TCS and the Partnership's total ownership interest in TCS increased from 41% to 51.005% (1%

of which is the general partner interest).  The Partnership

utilized approximately $170,000 of its working capital reserve to acquire the additional 10.005% interest.



Refer to Note 2 regarding defaults under TCS loan agreements, and to Note 3 regarding the discontinued operations of TCS.



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

Paradigm, GLP Co. or Associates would be required to offer

Paradigm the right to finance the production of such program concepts.  Regardless of Paradigm's decision to finance the

further development of the new program concepts, Paradigm would receive a share of the profits and fees, if any, from such new program concepts.



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

December 31, 1994, the Partnership had advanced a total of

approximately $7.5 million to Paradigm (net of funds returned by

Paradigm).



Through the end of 1993, Paradigm had produced three television movies which had aired as well as one syndicated series (which was discontinued after thirteen episodes), and BBAD had produced one television movie which had aired and one series.  BBAD had also developed other program concepts which may be produced as either movies or series for television.



Refer to Note 2 and 3 for further information regarding Paradigm and BBAD.



Investments, EMP, Ltd., and MVT



On September 1, 1989, the Partnership entered into various

agreements with Peter Clark ("Clark") and Alan Morris ("Morris")

to form U.K. entities (the "Media Ventures Companies") that would develop and invest in media businesses in Europe.  Pursuant to the terms of these agreements, the Partnership advanced $2.0 million to Investments and its predecessors between 1989 and

December 31, 1991.  During 1991, and following the Partnership's decision not to advance additional funds to the Media Ventures

Companies beyond the Partnership's initial $2.0 million

commitment, the Media Ventures Companies secured funding from a third party, ALP Enterprises, Inc. ("ALP Enterprises") to allow the Media Ventures Companies to continue their operations.  Due to: (i) the Partnership's unwillingness to advance additional funds to the Media Ventures Companies; and (ii) the Media

Ventures Companies' resultant reliance on funding from ALP

Enterprises, the Partnership's ownership in the Media Ventures

Companies was diluted -- through a number of restructurings of the ownership of the Media Ventures Companies -- as ALP

Enterprises advanced funds to the Media Ventures Companies.



As of December 31, 1993, the Media Ventures Companies had

started, or made investments in, a number of media businesses,

including an investment in 1992 in Teletext U.K., Ltd.

("Teletext"), a newly formed U.K. corporation organized to

acquire U.K. franchise rights to provide data in text form to television viewers via television broadcast sidebands.  The

investment of the Media Ventures Companies in Teletext was

initially held by European Media Partners, Ltd. ("EMP, Ltd."),

the primary operating holding company organized by the Media

Ventures Companies.  Following a July 30, 1993 restructuring,

EMP, Ltd. was owned 13.8% by the Partnership, 45.6% by Clarendon

(a company controlled by the founders and management of the Media

Ventures Companies), and 40.6% by ALP Enterprises.  The

Partnership also owned 36.8% of the common stock of Investments

(which was, and remains essentially inactive), ALP Enterprises owned 13.8%, Clarendon owned 41.4% and Charles Dawson (who

manages a business in which the Media Ventures Companies have an investment) owned 8.0%.



During 1994, the Media Ventures Companies continued to distribute television programs and to monitor the Teletext investment held by MVT (see below) while attempting to expand the operations of the Media Ventures Companies into new areas of European media.



Investments, MVT, EMP, Ltd. and their affiliates are currently reliant on their cash balances, existing operations, and/or

additional funding from ALP Enterprises or other, as yet

unidentified, financing sources to fund their continuing

operations.  The Partnership expects to advance no further funds to Investments, MVT or their affiliates beyond those funds

already advanced by the Partnership.



Effective August 12, 1994, the Partnership and EMP, Ltd.

restructured the ownership of EMP, Ltd. and certain of its

subsidiaries in order to enable EMP, Ltd. to attract additional capital from ALP Enterprises and other potential third party investors.  In the restructuring, based on certain

representations from EMP, Ltd. and ALP Enterprises, the

Partnership sold to Clarendon and ALP Enterprises for nominal consideration the Partnership's shares in EMP, Ltd.

Simultaneously, the Partnership and EMP, Ltd. entered into an agreement whereby EMP, Ltd.'s 10% interest in Teletext was

transferred, together with a pound sterling 350,000 loan

(approximately $543,000 at then-current exchange rates) from EMP, Ltd.

to a newly formed entity, MVT.  After the transfer, the Partnership owns 13.8% of the issued common shares of MVT, while EMP, Ltd. owns the remaining 86.2%.  MVT's sole purpose is to manage its 10%

interest in Teletext.  The Partnership has the right to require

EMP, Ltd. to purchase the Partnership's interest in MVT at any time between December 31, 1994 and December 31, 1997.  EMP, Ltd.

has the right to require the Partnership to sell the

Partnership's interest in MVT to EMP, Ltd. at any time between

September 30, 1995 and September 30, 1998.  MVT will pay an

annual fee to EMP, Ltd. for management services provided by EMP,

Ltd. in connection with overseeing MVT's investment in Teletext.

Following the restructuring, the Partnership no longer has any interest in EMP, Ltd.  The Partnership elected not to advance further funds to investments or MVT.  It is likely the

Partnership will not recover the majority of its $2 million

investment in Investments either from Investments or from MVT.

7.   SUMMARIZED FINANCIAL INFORMATION OF EQUITY AFFILIATES



The following table presents summarized financial information of the Partnership's investment in Investments, which was accounted for under the equity method in 1992 only:



                                        Year Ended
                                       December 31,
                                             1992

          Net Revenues                    $ 137,095
          Costs and Expenses              (364,259)
          Net Loss                       $(227,164)

          Partnership's equity in
           net loss:                     $(227,164)






8.   FAIR MARKET VALUE



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

Borrowings

As of December 31, 1994, due to the uncertainty of the Partnership's ability to meet its obligations under the TCS notes and the uncertainty relating to the ultimate outcome of the Partnership's efforts to sell the TCS television stations, the General Partner considers the estimation of the fair market value of the TCS debt obligations (included in net liabilities of discontinued operations in the accompanying consolidated balance sheets) to be impracticable.

As of December 31, 1993, considering the uncertainty of the Partnership's ability to meet its obligations under the Amended Credit Agreement, Senior Subordinated Discount Notes, Windsor Note, and the TCS notes, management believed that using the Partnership's future cash flows related to debt-service to estimate the fair value of these loans was not appropriate. In addition, because of the uncertainty related to the ultimate outcome of the Partnership's restructuring efforts (see Note 2), the General Partner considered estimation of the fair value of these loans based on collateral value and other methods to be impracticable.

Other Financial Instruments

The Partnership owns 351,665 shares of common stock of WWC (see
Note 6). It is not practicable to estimate the fair value of this investment because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The approximate $1.3 million carrying amount as of December 31, 1994 and December 31, 1993, represents the adjusted cost of the investment, which management believes is not impaired. No dividends were received during the years ended December 31, 1994 and December 31, 1993.

9.   ACCOUNTING FOR INCOME TAXES

As discussed in Note 1, the corporations owned by the Partnership adopted SFAS No. 109 effective January 1, 1993. The cumulative effect of this change in accounting principle was immaterial and there was no effect on the provision for income taxes in the year of adoption.

Certain entities owned by the Partnership are taxable entities and thus are required under SFAS No. 109 to recognize deferred income taxes. The components of the net deferred tax asset (included in the net liabilities of discontinued operations in the accompanying consolidated balance sheets) at December 31, 1994 and 1993 are as follows:


                                      1994            1993
Deferred tax assets:
Net operating loss carryforward
                                   $ 1,991,326    $ 40,896,465
Allowance for doubtful accounts
                                       173,368         155,396
                                     2,164,694      41,051,861
Deferred tax liabilities:
Basis of property, plant and
equipment                            (961,074)       (761,871)
Basis of intangible assets                   0       (446,103)
                                     (961,074)     (1,207,974)

Total                                1,203,620      39,843,887
Less: valuation allowance          (1,203,620)    (39,843,887)
Net deferred tax asset             $         0     $         0


The change in the net deferred tax asset for the year ended December 31, 1994 consisted of a reduction of approximately $39.1 million due to the disposition of Maryland Cable and an increase of approximately $.5 million due primarily to an increase in the net operating loss carryforward. The entire net change was offset by a corresponding reduction in the valuation allowance.

The change in the net deferred tax asset for the year ended
December 31, 1993 amounted to an increase of approximately
$10,400,000 due to an increase in the net operating loss carryforward offset by a corresponding reduction due to a change in the valuation allowance.

No provision for income taxes was required for the year ended
December 31, 1992.

At December 31, 1994, the taxable entities have available net operating loss carryforwards which may be applied against future taxable income. Such net operating loss carryforwards expire at various dates from 2007 through 2009.

For the Partnership, the differences between the tax bases of assets and liabilities and the reported amounts at December 31, 1994 and 1993 are as follows:

                                          1994            1993
 Partners' Deficit - financial
 statements                           $(3,016,005)   (111,356,546)
 Differences:
 Offering expenses                      11,346,156     11,346,156
Basis of property, plant and equipment
 and intangible assets
                                         4,211,542    (31,132,326)
 Unrealized loss on common stock
 investment                             15,000,000      15,000,000
 Cumulative (income) losses of stock
 investments (corporations)             17,827,451     178,371,722
 Management fees                         4,176,677       2,984,289
 Other                                   1,065,474     (1,056,383)

 Partners' Capital - income tax
 basis                                 $50,611,295    $ 64,156,912


10.   MINORITY INTEREST

Paradigm/BBAD

The Partnership's consolidated financial statements include 100% of the assets, liabilities and results of operations of Paradigm and its affiliate, BBAD. The Partnership holds a 50% interest in Paradigm and owns approximately 52% in BBAD through Paradigm based upon capital contributions. The remaining approximately 48% of BBAD is owned by Associates, an entity which is not otherwise affiliated with the Partnership except as a 25% limited partner in Paradigm. The Partnership's net loss was decreased by approximately $27,000 and $518,000 for the years ended December 31, 1994 and December 31, 1993, respectively as a result of the minority interest in BBAD. Minority interest is presented along with the discontinued operations of the Production segment of the consolidated financial statements.

TCS

As discussed in Note 6, on March 26, 1993, the Partnership's total ownership interest in TCS increased to 51.005% and thus the Partnership has included TCS in the consolidated financial statements as of December 31, 1994 and December 31, 1993.

No minority interest has been recorded for the periods ended or as of December 31, 1994 and December 31, 1993 due to cumulative losses which have been incurred and the lack of an obligation on the part of the minority shareholder to fund such losses.

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
          AS OF DECEMBER 31, 1994 AND DECEMBER 31, 1993

SCHEDULE III   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               ML Media Opportunity Partners, L.P.
                    Condensed Balance Sheets
          as of December 31, 1994 and December 31, 1993

                              NOTES          1994             1993
ASSETS:
Cash and cash equivalents          3    $  1,752,059    $   3,521,683
Accounts receivable                          450,879                -
Interest receivable                            5,180            7,644
Prepaid expenses and deferred
charges                                            -          297,954
Investment in Subsidiaries       1,2     (4,535,835)    (114,516,638)
TOTAL ASSETS                           $ (2,327,717)   $(110,689,357)
LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Accounts payable and accrued
liabilities                             $    688,288    $     667,189
Partners' Deficit:
General Partner:
Capital contributions, net of
offering expenses                          1,019,428        1,019,428
Cash distribution                           (90,624)                -
Cumulative loss                            (938,472)      (2,112,501)
                                             (9,668)      (1,093,073)
Limited Partners:
Capital contributions, net of
offering expenses (112,147.1
Units of Limited Partnership
Interest)                                100,914,316      100,914,316
Tax allowance cash
distribution                             (2,040,121)      (2,040,121)
Other Cash Distribution                  (8,971,760)                -
Cumulative loss                         (92,908,772)    (209,137,668)
                                         (3,006,337)    (110,263,473)
Total Partners' Deficit                  (3,016,005)    (111,356,546)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                      $ (2,327,717)   $(110,689,357)

See Notes to Condensed Financial Statements.

SCHEDULE III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              Cont'd

               ML Media Opportunity Partners, L.P.
               Condensed Statements of Operations
    For the Years Ended December 31, 1994, December 31, 1993,
                      and December 31, 1992

                             Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                     NOTES        1994           1993           1992

PARTNERSHIP
OPERATING EXPENSES:
General and
administrative                $     4,260    $    19,930    $     4,205
Amortization                      297,954        440,913        430,898
Management fees to
general partner                 2,965,867      3,073,417      2,986,799
Loss on Writedown of
Assets                                  -        515,919              -
Other                             264,263        174,051        144,664

Total cost and
expenses                        3,532,344      4,224,230      3,566,566

Interest income               $   430,730    $   130,302    $   517,769

(Loss) from
continuing
operations before
equity in loss of
joint venture                 (3,101,614)    (4,093,928)    (3,048,797)

Equity in loss of
joint ventures                          -              -      (227,164)


See Notes to Condensed Financial Statements.

SCHEDULE III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              Cont'd

               ML Media Opportunity Partners, L.P.
               Condensed Statements of Operations
    For the Years Ended December 31, 1994, December 31, 1993,
                      and December 31, 1992

                             Year Ended     Year Ended     Year Ended
                            December 31,   December 31,   December 31,
                     NOTES        1994           1993           1992
Loss from continuing
operations
                              (3,101,614)    (4,093,928)    (3,275,961)

(Loss) from
discontinued
operations of
subsidiaries                  (9,826,057)   (30,223,491)   (35,096,389)

Loss Before
Extraordinary Item           (12,927,671)   (34,317,419)   (38,372,350)

Extraordinary Item             130,330,596              -              -

NET INCOME/(LOSS)       2     $117,402,925  $(34,317,419)  $(38,372,350)



See Notes to Condensed Financial Statements.

SCHEDULE III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Cont'd)

               ML Media Opportunity Partners, L.P.
                Condensed Statements of Cash Flow
    For the Years Ended December 31, 1994, December 31, 1993,
                      and December 31, 1992

                              1994            1993            1992
Cash flows from
 operating activities:
Net loss                  $117,402,925   $(34,317,419)    $(38,372,350)
Adjustments to
 reconcile net loss to
 net cash used in
 operating activities:
Amortization                   297,954         440,913          430,898
Change in assets and
 liabilities:
(Decrease)/increase in
investment               (109,980,803)      30,746,107       35,330,916
 in subsidiaries
(Increase)/decrease in
 accounts receivable         (448,415)           7,037          (3,116)
Increase/(decrease) in
 accounts payable and
 accrued liabilities            21,099         308,653         (16,911)
Net cash used in
 operating activities        7,292,760     (2,814,709)      (2,630,563)


SCHEDULE III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (Cont'd)

               ML Media Opportunity Partners, L.P.
                Condensed Statements of Cash Flow
    For the Years Ended December 31, 1994, December 31, 1993,
                      and December 31, 1992

                              1994            1993            1992
Cash flows from
 investing activities:

Advances from (to)
 subsidiaries                        -         578,373       (122,916)

Cash distribution          (9,062,384)               -                -

Net investment in
 subsidiaries                        -       (911,491)      (2,660,423)

Net cash used in
 investing activities      (9,062,384)       (333,118)      (2,783,339)

Net decrease in cash
 and cash equivalents      (1,769,624)     (3,147,827)      (5,413,902)

Cash and cash
 equivalents at
 beginning of year           3,521,683       6,669,510       12,083,412

Cash and cash
 equivalents at end of
 year                       $1,752,059    $  3,521,683     $  6,669,510



See Notes to Condensed Financial Statements.



Schedule III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              Cont'd

               ML Media Opportunity Partners, L.P.
             Notes To Condensed Financial Statements
              For the Years Ended December 31, 1994
            December 31, 1993, and December 31, 1992


1.   Organization

ML Media Opportunity Partners, L.P. (the "Partnership") wholly owns WMXN-FM, holds a 50% interest in Paradigm, a 13.8% interest in MVT, a 93.5% interest in IMPLP/IMPI, a 100% interest in Intelidata and 51.005% interest in TCS. All of the preceding investments and the Partnership's other majority-owned subsidiaries shall herein be referred to as the "Subsidiaries." The Partnership carries its interest in GCC at cost.

Certain 1992 and 1993 items have been reclassified to conform to 1994 presentation for discontinued operations.

2.   Investment in Subsidiaries

The Partnership's investment in the Subsidiaries is accounted for under the equity method in the accompanying condensed financial statements.

The following is a summary of the financial position and results of operations of the Subsidiaries (included in consolidated financial statements).

                                   December 31,    December 31,
                                         1994            1993
Assets                              $ 57,894,872    $ 187,281,249
Liabilities                         (62,430,707)    (301,797,887)
Investment in Subsidiaries         $ (4,535,835)   $(114,516,638)


                           Year Ended     Year Ended     Year Ended
                          December 31,   December 31,   December 31,
                                1994           1993           1992

Revenues                   $ 25,096,743   $ 62,533,408   $ 52,143,892

Partnership's share of
 discontinued operations
 of subsidiaries            (9,826,057)   (30,223,491)   (35,096,389)




Schedule III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994
            DECEMBER 31, 1993, AND DECEMBER 31, 1992


3.   Cash and Cash Equivalents


At December 31, 1994, the Partnership had $1,752,059 in cash and cash equivalents of which $1,672,365 was invested in commercial paper. In addition, the Partnership had $79,694 invested in cash and demand deposits.

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


                       Served in Present
        Name           Capacity Since (1)         Position Held

Kevin K. Albert              2/19/91         President
                             6/22/87         Director

Robert F. Aufenanger         2/02/93         Executive Vice President
                             3/28/88         Director

Robert W. Seitz              2/02/93         Vice President
                             2/01/93         Director

James K. Mason               2/01/93         Director

Steven N. Baumgarten         3/07/94         Vice President

David G. Cohen               3/07/94         Treasurer



(1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors of the respective entity.

I. Martin Pompadur, 59, is the Chairman and Chief Executive Officer of GP Station Partners which is the General Partner of Television Station Partners, L.P. a private limited partnership that owns and operates four network affiliated television stations. He is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owns and operates WBRE-TV, a network affiliated station in Wilkes-Barre Scranton, Pennsylvania. Mr. Pompadur also is a Chairman and Chief Executive Officer of U.S. Cable Partners, a general partner of U.S. Cable Television Group, L.P. ("U.S. Cable") which owns and operates cable systems in ten states. He is also the President and a Director of RP Media Management ("RPMM"), a joint venture which is a partner in Media Management Partners ("MMP"), an affiliate of the General Partner and the general partner of ML Media Partners, L.P., which presently owns two network affiliated television stations, several cable television systems and several radio stations. Mr. Pompadur is the Chief Executive Officer of ML Media Partners, L.P. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator ("MSO") organized in January 1988 and owned principally by Mr. Pompadur to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the U.S.

Elizabeth McNey Yates, 32, Executive Vice President of RP
Opportunity Management, L.P., joined RP Companies Inc., an entity controlled by Mr. Pompadur, in April 1988 and has senior executive responsibilities in the areas of finance, operations, administration and acquisitions. Ms. Yates is an Executive Vice
President of RPMM and Senior Vice President of MMP.

Kevin K. Albert, 42, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of Maiden Lane Partners, Inc. ("Maiden Lane"), an affiliate of the General Partner and the general partner of Liberty Equipment Investors - 1983; a director of Whitehall Partners Inc. ("Whitehall"), an affiliate of MLOM and the general partner of Liberty Equipment Investors L.P. - 1984; a director of ML Media Management Inc. ("ML Media"), an affiliate of MLOM and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of MLOM and the managing general partner of the general partners of Delphi Film Associates II, III, IV, V and ML Delphi Premier Partners, L.P.; a director of MLL Antiquities Inc. ("MLL Antiquities"), an affiliate of MLOM and the administrative general partner of The Athena Fund II, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLOM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLOM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLOM and the general partner of the Managing General Partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLOM and the general partner of the General Partner of ML Technology Ventures, L.P.; and a director of MLL Collectibles Inc. ("MLL Collectibles"), an affiliate of MLOM and the administrative general partner of The NFA World Coin Fund, L.P. Mr. Albert also serves as an independent general partner of Venture I and Venture II.

Robert F. Aufenanger, 41, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of Maiden Lane, Whitehall, ML Media, ML Film, MLL Antiquities, ML Venture, ML R&D, MLL Collectibles and ML Mezzanine and ML Mezzanine II.

Robert W. Seitz, 48, is a First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch, joined Merrill Lynch in 1981. Mr. Seitz is the Private Client Senior Credit Officer and also is responsible for the firm's Partnership Management and Asset Recovery Management Departments. Mr. Seitz is also a director of Maiden Lane, Whitehall, ML Media, ML Venture, ML R&D, ML Film, MLL Antiquities, and MLL Collectibles.

James K. Mason, 42, a Managing Director of ML Investment Banking, is a senior member of the Telecom, Media and Technology group.
He joined Merrill Lynch Investment Banking in 1978. Mr. Mason is responsible for advising Merrill Lynch's entertainment and media industry clients on such matters as financings, divestitures, restructurings, mergers and acquisitions. Mr. Mason is also a director of ML Media.

Steven N. Baumgarten, 39, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1986. Mr. Baumgarten shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Baumgarten is also a director of ML Film.

David G. Cohen, 32, an Assistant Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1987. Mr. Cohen's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

Mr. Pompadur and Ms. Yates were each executive officers of Maryland Cable Corp. and Maryland Cable Holdings Corp. at and during the two years prior to the filing by Maryland Cable and Holdings on March 10, 1994 of a consolidated plan of reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. For more information regarding such filings, refer to "Item 1. Business -- Maryland Cable Corp.".

Mr. Aufenanger is an executive officer of Mid-Miami Diagnostics Inc. ("Mid-Miami Inc."). On October 28, 1994 both Mid-Miami Inc. and Mid-Miami Diagnostics, L.P. filed voluntary petitions for protection from creditors under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

Item 11.  Executive Compensation

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 5 to the Financial Statements included in Item 8 hereof, however, for sums paid by Registrant to affiliates for the years ended December 31, 1994, December 31, 1993 and December 31, 1992.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

As of February 1, 1995, no person was known by the Registrant to be the beneficial owner of more than 5 percent of the Units.

To the knowledge of the General Partner, as of February 1, 1995, the officers and directors of the General Partner in aggregate own less than .01% of the outstanding common stock of Merrill
Lynch & Co., Inc.

IMP Opportunity Management, Inc. is 100% owned by Mr. I. Martin
Pompadur.

Item 13.  Certain Relationships and Related Transactions

Refer to Note 5 to the Financial Statements included in Item 8 hereof, and in Item 1 for a description of the relationship of the General Partner and its affiliates to Registrant and its subsidiaries.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

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

3.2    Amended and Restated       Exhibit 3.2 to the
       Agreement of               Partnership's Annual Report
       Limited Partnership        on Form 10-K for the fiscal
                                  year ended December 31, 1987
                                  (File No. 33-15502)

10.1.1 Exchange Agreement dated   Exhibit 10.1 to Form 8-K
       December 31, 1993.         Report dated January 12, 1994

10.1.2 Consolidated Prepackaged   Exhibit to Form 8-K Report
       Plan of Reorganization of  dated March 10, 1994
       Maryland Cable Corp. and
       Maryland Cable Holdings
       Corp.

10.1.3 Letter Agreement to        Exhibit 10.1 to Registrant's
Purchase and Sell all of          Annual Report on Form 10-k
the Assets of the                 for the fiscal year ended
community antenna television      December 31, 1988
systems owned by Windsor          (File No. 33-15502)
Cablevision, Inc. between
Williamston Cable Television,
Inc. and Windsor Cablevision,
Inc. dated as of March 7, 1988.

10.1.4 Agreement between TCS,     Exhibit 10.1 to Form 8-K
Registrant, Commonwealth Capital  Report dated December 14,
Partners, L.P., and other         1992 (File No. 0-16690)
parties, dated December 14, 1992.

10.1.5 Management Agreement
dated as of                       Exhibit 10.1.1 to
June 30, 1992 between ML Media    Registrant's Annual Report on
Opportunity Partners, L.P. and    Form 10-K for the fiscal year
Cablevision Systems Corporation.  ended December 31, 1992
                                  (File No. 0-16690)

10.2 Promissory Note from
Williamston                       Exhibit 10.2 to Registrant's
Cable Television, Inc. to         Annual Report on Form 10-K
Windsor Cablevision, Inc.         for the fiscal year ended
                                  December 31, 1988
                                  (File No. 33-15502)

10.2  Services Agreement between  Exhibit 10.2 to Form 8-K
Registrant, TCS Management Corp., Report dated December 14,
and Commonwealth Capital          1992 (File 0-16690)
Partners, L.P., dated December
14, 1992.

10.2.1 Asset Purchase Agreement   Exhibit 10.2.1 to
dated November 16, 1993 between   Registrant's Quarterly Report
Tar River Communications, Inc.    on Form 10-Q for the quarter
and Registrant.                   ended September 30, 1993
                                  (File No. 0-16690)

10.3.1 Securities Purchase        Exhibit 28.1 to Registrant's
Agreement dated May 13, 1988      Quarterly Report on Form 10-Q
relating to Prime Cable Systems.  for the quarter ended June
                                  30, 1988 (File No. 0-16690)

10.3.2 Amendment No. 1 to
Securities                        Exhibit 2(b) to Amendment No.
Purchase Agreement, dated as of   2 to the Registration
October 21, 1988.                 Statement of Maryland Cable
                                  Corp. (File No. 33-23679)

10.3.3 Amendment No. 2 to
Securities                        Exhibit 2(c) to Maryland
Purchase Agreement, dated as of   Cable Corp.'s Annual Report
October 28, 1988.                 on Form 10-K for the fiscal
                                  year ended December 31, 1989
                                  (File No. 33-23679)

10.3.4 Purchase and Sale
 Agreement dated Exhibit 10.3.4 to
January 22, 1993 between Maryland Registrant's Annual Report on
Cable Corp. and Benchmark         Form 10-K for the fiscal year
Acquisition Fund I Limited        ended December 31, 1992
Partnership.                      (File No. 0-16690)

10.4  Credit Agreement dated
November                          Exhibit 28.2 to Registrant's
4, 1988 between Maryland Cable    quarterly Report on Form 10-Q
Corp., and Citibank, N.A., as     for the quarter ended June
agent.                            30, 1988 (File No. 0-16690)

10.5 Maryland Cable Corp. to
Security                          Exhibit 4(a) to Maryland
Pacific National Trust Company    Cable Corp.'s Annual Report
(New York) Trustee - Indenture    on Form 10-K for the fiscal
Dated as of November 15, 1988 -   year ended December 31, 1989
$162,406,000 Senior Subordinated  (File No. 33-23679)
Discount Notes due 1988.

10.6 Asset Purchase Agreement
dated                             Exhibit 10.6 to Registrant's
December 21, 1988 by and between  Annual Report on Form 10-K
CBN Continental Broadcasting      for the fiscal year ended
Network, Inc., and ML Media       December 31, 1988
Opportunity Partners, L.P.        (File No. 33-15502)

10.7  Agency and Cost
Allocation                        Exhibit 10(a) to Maryland
Agreement, as amended.            Cable Corp.'s Annual Report
                                  on Form 10-K for the fiscal
                                  year ended December 31, 1989
                                  (File No. 33-23679)

10.8  Fee Sharing Agreement
between ML                        Exhibit 10(b) to Maryland
Media Opportunity Partners, L.P.  Cable Corp.'s Annual Report
and Maryland Cable Corp.          on Form 10-K for the fiscal
                                  year ended December 31, 1989
                                  (File No. 33-23679)

10.9  Subordination Agreement
by and                            Exhibit 28(a) to Maryland
among ML Media Opportunity        Cable Corp.'s Annual Report
Partners, L.P., Maryland Cable    on Form 10-K for the fiscal
Corp. and Security Pacific        year ended December 31, 1989
National Trust Company
(New York)                        (File No. 33-23679)
as trustee.

10.10.1Guaranty of Cellular
Holdings,                         Exhibit 10.10.1 to
Inc. dated May 19, 1989.          Registrant's Quarterly Report
                                  on Form 10-Q for the quarter
                                  ended June 30, 1989
                                  (File No. 0-16690)

10.10.2Security and Pledge
Agreement                         Exhibit 10.10.2 to
between Cellular Holdings, Inc.   Registrant's Quarterly Report
and ML Media Opportunity          on Form 10-Q for the quarter
Partners, L.P. dated as of May    ended June 30, 1989
19, 1989.                         (File No. 0-16690)

10.10.3Subscription and Purchase  Exhibit 10.10.3 to
Agreement 666,667 shares of       Registrant's Quarterly Report
Series A Convertible Preferred    on Form 10-Q for the quarter
Stock of General Cellular corp.   ended June 30, 1989
Dated as of May 19, 1989.         (File No. 0-16690)

10.10.4Certificate of
Designations,                     Exhibit 10.10.4 to
Preferences, and Relative Rights  Registrant's Quarterly Report
of Series A Convertible Preferred on Form 10-Q for the quarter
Stock of General Cellular         ended June 30, 1989
Corporation.                      (File No. 0-16690)

10.10.5Registration Rights
Agreement                         Exhibit 10.10.5 to
Dated as of May, 19, 1989 between Registrant's Quarterly Report
General Cellular Corp. and ML     on Form 10-Q for the quarter
Media Opportunity Partners, L.P.  ended June 30, 1989
                                  (File No. 0-16690)

10.11  Limited Partnership
Agreement                         Exhibit 10.11 to Registrant's
between Bob Banner Associates,    Quarterly Report on Form 10-Q
the Gary L. Pudney Co. and ML     for the quarter ended June
Media Opportunity Productions,    30, 1989 (File No. 0-16690)
Inc. and ML Media Opportunity
Partners, L.P.

10.12  Stockholders Agreement
dated as                          Exhibit 10.12 to Registrant's
of September 1, 1989 among        Annual Report on Form 10-K
Mediaventures International       for the fiscal year ended
Limited, ML Media Opportunity     December 31, 1991
Partners, L.P., Peter Clark and   (File No. 0-16690)
Alan Morris.

10.13  Limited Partnership
Agreement of                      Exhibit 10.13 to Registrant's
European Media Partners dated as  Annual Report on Form 10-K
of September 1, 1989 among        for the fiscal year ended
Mediaventures Limited, ML Media   December 31, 1991
Opportunity Europe, Inc. and ML   (File No. 0-16690)
Media Opportunity Partners, L.P.

10.14  Stock Purchase Agreement
dated as                          Exhibit 10.14 to Registrant's
of January 17, 1990 between       Annual Report on Form 10-K
Malcolm Glazer and TCS Television for the fiscal year ended
Partners, L.P.                    December 31, 1991
                                  (File No. 0-16690)

10.15  Limited Partnership
Agreement of                      Exhibit 10.15 to Registrant's
TCS Television Partners, L.P.     Annual Report on Form 10-K
dated January 17, 1990 between    for the fiscal year ended
Riverdale Media Corp. and ML      December 31, 1991
Media Opportunity Partners, L.P.  (File No. 0-16690)

10.16  First Amendment to Credit  Exhibit 10.16 to Registrant's
Agreement dated as of November    Annual Report on Form 10-K
14, 1989 by and among Maryland    for the fiscal year ended
Cable Corp., and Citibank, N.A.,  December 31, 1991
as Agent.                         (File No. 0-16690)

10.17  Second Amendment to
Credit Agreement                  Exhibit 10.17 to Registrant's
dated March 30, 1990 by           Annual Report on Form 10-K
and among Maryland Cable Corp.    for the fiscal year ended
and Citibank, N.A., as Agent.     December 31, 1991
                                  (File No. 0-16690)

10.18  Security and Pledge
Agreement                         Exhibit 10.18 to Registrant's
between General Cellular          Annual Report on Form 10-K
Corporation and ML Media          for the fiscal year ended
Opportunity Partners, L.P. dated  December 31, 1991
as of June 15, 1990.              (File No. 0-16690)

10.19  Employment Agreement
dated June                        Exhibit 10.19 to Registrant's
22, 1990 between Jessica J.       Annual Report on Form 10-K
Josephson and International       for the fiscal year ended
Media Publishing, Inc.            December 31, 1991
                                  (File No. 0-16690)

10.19.1Agreement dated
November 1, 1992                  Exhibit 10.19.1 to
between Venture Media and         Registrant's Annual Report on
Communications, L.P., ML Media    Form 10-K for the fiscal year
Opportunity Partners, L.P.,       ended December 31, 1992
Jessica J. Josephson,             (File No. 0-16690)
International Media Strategies,
Inc. and International Media
Publishing, L.P.

10.20  Limited Partnership
Agreement of                      Exhibit 10.20 to Registrant's
International Media Publishing    Annual Report on Form 10-K
L.P. dated June 22, 1990.         for the fiscal year ended
                                  December 31, 1991
                                  (File No. 0-16690)

10.20.1Bill of Sale and
Agreement dated                   Exhibit 10.20.1 to
as of July 16, 1993 between       Registrant's Quarterly Report
International Media Publishing,   on Form 10-Q for the quarter
L.P. and Phillips Business        ended June 30, 1993
Information Inc.                  (File No. 0-16690)

10.20.2Bill of Sale and
Agreement dated                   Exhibit 10.20.2 to
as of July 16, 1993 between       Registrant's Quarterly Report
Intelidata Limited and Phillips   on Form 10-Q for the quarter
Business Information Inc.         ended June 30, 1993
                                  (File No. 0-16690)

10.20.3Sale and Purchase
Agreement dated                   Exhibit 10.20.3 to
as of August 6, 1993 between      Registrant's Quarterly Report
Intelidata Limited and Romtec     on Form 10-Q for the quarter
plc.                              ended September 30, 1993
                                  (File No. 0-16690)

10.21  TCS Television
Partners, L.P.                    Exhibit 10.21 to Registrant's
Note Purchase Agreement dated     Annual Report on Form 10-K
June 1, 1990.                     for the fiscal year ended
                                  December 31, 1991
                                  (File No. 0-16690)

10.22  Amended and Restated
Credit                            Exhibit 10.22 to Registrant's
Agreement dated as of September   Annual Report on Form 10-K
6, 1991, among Maryland Cable     for the fiscal year ended
Corp., Maryland Cable Holdings    December 31, 1991
Corp. and Citibank, N.A. as       (File No. 0-16690)
Agent.

10.23  Participation Agreement
dated as                          Exhibit 10.23 to Registrant's
of September 6, 1991, among ML    Annual Report on Form 10-K
Cable Partners, L.P. and          for the fiscal year ended
Citibank, N.A., as Agent.         December 31, 1991
                                  (File No. 0-16690)

10.24  Limited Partnership
Agreement of                      Exhibit 10.24 to Registrant's
ML Cable Partners, L.P. dated as  Annual Report on Form 10-K
of September 4, 1991.             for the fiscal year ended
                                  December 31, 1991
                                  (File No. 0-16690)

10.25  Certificate of Limited     Exhibit 10.25 to Registrant's
Partnership of ML Cable           Annual Report on Form 10-K
Partners, L.P.                    for the fiscal year ended
                                  December 31, 1991
                                  (File No. 0-16690)

10.26  Warrant Purchase
Agreement dated                   Exhibit 10.26 to Registrant's
as of September 6, 1991, among    Annual Report on Form 10-K
Maryland Cable Holdings Corp. and for the fiscal year ended
Citibank, N.A., as Agent.         December 31, 1991
                                  (File No. 0-16690)

10.27  Class A Warrant
to Purchase                       Exhibit 10.27 to Registrant's
Common Stock of Maryland Cable    Annual Report on Form 10-K
Holdings corp., dated September   for the fiscal year ended
6, 1991.                          December 31, 1991
                                  (File No. 0-16690)

10.28  Amended and Restated       Exhibit 10.28 to Registrant's
Subordination Agreement dated as  Annual Report on Form 10-K
of September 6, 1991, among       for the fiscal year ended
Registrant, Maryland Cable
Corp., Maryland                   December 31, 1991
Cable Holdings Corp. and          (File No. 0-16690)
Citibank, N.A. as Agent.

10.29  Amendatory Agreement,
dated as of                       Exhibit 10.29 to Registrant's
September 6, 1991 among Maryland  Annual Report on Form 10-K
Cable Corp., Maryland Cable       for the fiscal year ended
Holdings Corp., and Citibank,     December 31, 1991
N.A. as Agent.                    (File No. 0-16690)

10.30  Amended and Restated
Guaranty to Maryland              Exhibit 10.30 to Registrant's
Cable Corp., dated as of          Annual Report on Form 10-K
September 6, 1991, by Citibank,   for the fiscal year ended
N.A. as Agent, and Maryland       December 31, 1991
Cable Holdings Corp.              (File No. 0-16690)

10.31  Agent's Fee Agreement
dated as of                       Exhibit 10.31 to Registrant's
September 6, 1991, between        Annual Report on Form 10-K
Citibank, N.A. and Maryland       for the fiscal year ended
Cable Corp.                       December 31, 1991
                                  (File No. 0-16690)

10.32  Co-Sale Agreement dated
as of                             Exhibit 10.32 to Registrant's
September 6, 1991, among          Annual Report on Form 10-K
Registrant and Maryland Cable     for the fiscal year ended
Holdings Corp.                    December 31, 1991
                                  (File No. 0-16690)

10.33  Agreement for the Sale
and                               Exhibit 10.33 to Registrant's
Purchase of Information Research  Annual Report on Form 10-K
Division of Logica UK Limited,    for the fiscal year ended
dated December 17, 1991.          December 31, 1991
                                  (File No. 0-16690)

10.34  Memorandum and Articles
of                                Exhibit 10.34 to Registrant's
Association of Intelidata         Annual Report on Form 10-K
Limited, dated as of October 18,  for the fiscal year ended
1991.                             December 31, 1991
                                  (File No. 0-16690)

10.35  Agreement among Bob
Banner                           Exhibit 10.35 to Registrant's
Associates, The Gary L. Pudney    Annual Report on Form 10-K
Co., ML Media Opportunity         for the fiscal year ended
Productions, Inc., and Registrant December 31, 1991
for withdrawal of Bob Banner      (File No. 0-16690)
Associates and the Gary L. Pudney
Co. as General Partners from
Paradigm Entertainment L.P. dated
May 31, 1991.

10.35.1Partnership Agreement
dated June                        Exhibit 10.35.1 to
23, 1992 among Bob Banner         Registrant's Annual Report on
Associates, Inc. and Paradigm     Form 10-K for the fiscal year
Entertainment, L.P.               ended December 31, 1992
                                  (File No. 0-16690)

10.36a Articles of Association
of Media                          Exhibit 10.36a to Form 10-Q
Ventures Investments Ltd.         for the quarter ended
                                  March 31, 1992
                                  (File No. 0-16690)

10.36b Special Resolution
of Media                          Exhibit 10.36b to Form 10-Q
Ventures Investments Ltd.         for the quarter ended March
                                  31, 1992
                                  (File No. 0-16690)

10.36c Articles of Association
of                                Exhibit 10.36c to Form 10-Q
European Media Partners, Ltd.     for the quarter ended March
                                  31, 1992
                                  (File No. 0-16690)

10.36d Special Resolution of
European                          Exhibit 10.36d to Form 10-Q
Media Partners, Ltd.              for the quarter ended March
                                  31, 1992
                                  (File No. 0-16690)

10.36e Certificate of
Incorporation on                  Exhibit 10.36e to Form 10-Q
Change of Name (various).         for the quarter ended March
                                  31, 1992
                                  (File No. 0-16690)

10.36f Resolution of Investment
by ALP                            Exhibit 10.36f to Form 10-Q
Enterprises in European Media     for the quarter ended March
Partners, Ltd.                    31, 1992
                                  (File No. 0-16690)

10.36g Resolution of initial
ownership                         Exhibit 10.36g to Form 10-Q
structure of European Media       for the quarter ended March
Partners, Ltd.                    31, 1992
                                  (File No. 0-16690)

10.36h Agreement to transfer of   Exhibit 10.36h to Form 10-Q
International Programme Ventures  for the quarter ended March
Limited to European Media         31, 1992
Partners, Ltd.                    (File No. 0-16690)

10.36i Agreement for the Sale
and                               Exhibit 10.36i to Form 10-Q
Purchase of 50% of the issued     for the quarter ended March
Share Capital of Neomedion Ltd.   31, 1992
                                  (File No. 0-16690)

10.36j Listing of Shareholders
at May                            Exhibit 10.36j to Form 10-Q
14, 1992 of Mediaventures         for the quarter ended March
Investments Ltd., European Media  31, 1992
Partners, Ltd. and Neomedion Ltd. (File No. 0-16690)

10.37  Management Agreement
by and                            Exhibit 10.37 to Quarterly
between Fairfield Communications, Report on Form 10-Q for the
Inc. and ML Media Partners, L.P.  quarter ended June 30, 1993
and Registrant dated May 15,      (File No. 0-16690)
1993.

10.37.1Sharing Agreement
by and among ML                   Exhibit 10.37.1 to Quarterly
Media Partners, L.P., Registrant, Report on Form 10-Q for the
RP Companies, Inc., Radio Equity  quarter ended June 30, 1993
Partners, Limited Partnership and (File No. 0-16690)
Fairfield Communications, Inc.

10.37.2Option Agreement by
and between                       Exhibit 10.37.2 to
U.S. Radio, Inc. and Registrant   Registrant's Annual Report on
relating to station WMXN-FM dated Form 10-K for the fiscal year
January 25, 1994.                 ended December 31, 1993
                                  (File No. 0-16690)

10.37.3Time Brokerage Agreement
by and                            Exhibit 10.37.3 to
between U.S. Radio, L.P. and      Registrant's Annual Report on
Registrant relating to station    Form 10-K for the fiscal year
WMXN-FM dated January 25, 1994.   ended December 31, 1993
                                  (File No. 0-16690)

10.38  Order of the
United States                     Exhibit 10.01 to Form 10Q for
Bankruptcy Court, Southern        the quarter ended
District of New York, approving   March 31, 1994
nonmaterial modifications to the  (File No. 0-16690)
consolidated prepackaged plan of
reorganization of Maryland Cable
Corp. and Maryland Cable Holdings
Corp.

10.9   Order of the
United States                     Exhibit 10.02 to Form 10Q for
Bankruptcy Court, Southern        the quarter ended
District of New York, confirming  March 31, 1994
debtors' first amended            (File No. 0-16690)
consolidated prepackaged debtors'
first amended consolidated
prepackaged plan of
reorganization under Chapter 11
of the United States Bankruptcy
Code.

10.40  Exchange agreement and
plan of                           Exhibit 10.01 to Form 10Q for
merger by and among Registrant,   the quarter ended
Western Wireless Corporation,     June 30, 1994
Markets Cellular Limited          (File No. 0-16690)
Partnership and others dated July
20, 1994.

10.41  Stockholders agreement
by and                            Exhibit 10.02 to Form 10Q for
among Western Wireless            the quarter ended
Corporation, Registrant and       June 30, 1994
others dated July 29, 1994.       (File No. 0-16690)

10.42  Asset purchase agreement
between                           Exhibit 10.01 to Form 10Q for
ML Media Opportunity Partners,    the quarter ended
L.P. and US Radio of Norfolk,     September 30, 1994
Inc. dated October 26, 1994.      (File No. 0-16690)

10.43  Agreement between
ML Media                          Exhibit 10.02 to Form 10Q for
Opportunity Partners, L.P., MV    the quarter ended
Technology Limited, ALP           September 30, 1994
Enterprises Inc., European Media  (File No. 0-16690)
Partners Limited, and others
dated August 12, 1994.

10.44  Share sale agreement
between ML                        Exhibit 10.03 to Form 10Q
Media Opportunity Partners, L.P., for the quarter ended
ALP Enterprises, Inc., European   September 30, 1994
Media Partners Limited, and       (File No. 0-16690)
others dated August 12, 1994.

27     Financial Data Schedule

99.1   Pages 13 through
21 and 41                         Exhibit 28.1 to Registrant's
through 50 of Prospectus of the   Annual Report on Form 10-K
Partnership dated December 31,    for the fiscal year ended
1987, filed pursuant to Rule      December 31, 1987
424(b) under the Securities Act   (File No. 33-15502)
of 1933.

99.2   Pages 12 through 15,
17, 18, 22                        Exhibit 28.2 to Registrant's
through 25, 41 through 53 and 55  Annual Report on Form 10-K
through 72 of Prospectus for      for the fiscal year ended
Maryland Cable Corp.'s offering   December 31, 1988
of $162,406,000 Senior            (File No. 33-15502)
Subordinated Discount Notes due
1998 and Maryland Cable Holdings
Corp.'s offering of 2,000,000
Shares of Class B common Stock.

99.3   Form 8-K Current Report
for ML                            Exhibit 28.3 to Registrant's
Media Opportunity Partners, L.P.  Quarterly Report on form 10-Q
dated November 17, 1988.          for the quarter ended
                                  September 29, 1989
                                  (File No. 0-16690)


(b)    Reports on Form 8-K

On October 17, 1994, Registrant filed a report on Form 8-K discussing the consummation of the amended Prepackaged Plan of Reorganization of Maryland Cable and Holders.

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


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                       By: Media Opportunity Management Partners
                           General Partner

                       By: ML Opportunity Management Inc.


Dated: March 17, 1995  /s/ Kevin K. Albert
                           Kevin K. Albert
                           President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP OPPORTUNITY MANAGEMENT, L.P.

                       By: IMP Opportunity Management Inc.
                           a general partner


       Signature                     Title                  Date

 /s/ I. Martin Pompadur   Director and                 March 17, 1995
    (I. Martin Pompadur)  President(principal
                          executive officer of the
                          Registrant)


ML OPPORTUNITY MANAGEMENT INC. ("MLOM")


        Signature                   Title               Date

                            Each with respect to
                            MLOM unless otherwise
                            noted)

 /s/ Kevin K. Albert        Director and           March 17, 1995
    (Kevin K. Albert)       President

 /s/ Robert F. Aufenanger   Director and           March 17, 1995
    (Robert F. Aufenanger)  Executive Vice
                            President

 /s/ James K. Mason         Director               March 17, 1995
    (James K. Mason)

 /s/ Robert W. Seitz        Director and Vice      March 17, 1995
    (Robert W. Seitz)       President

 /s/ David G. Cohen         Treasurer              March 17, 1995
    (David G. Cohen)        (principal accounting
                            officer and principal
                            financial officer of
                            the Registrant)