Form 10-Q
period 1995-03-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1995-05-15
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended
                          March 31,1995

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

               ML Media Opportunity Partners, L.P.

                 Part I - Financial Information


              Item 1.   Financial Statements

               TABLE OF CONTENTS



Consolidated Balance Sheets as of March 31, 1995
(Unaudited) and December 31, 1994 (Unaudited)

Consolidated Statements of Operations for the thirteen week periods ended March 31, 1995
(Unaudited), and March 31, 1994 (Unaudited)

Consolidated Statements of Cash Flows for the thirteen week periods ended March 31, 1995
(Unaudited), and March 31, 1994 (Unaudited)

Notes to the Consolidated Financial Statements for the thirteen week period ended March 31, 1995 (Unaudited)

              ML MEDIA OPPORTUNITY PARTNERS, L.P.
 CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1995 (UNAUDITED)
               AND DECEMBER 31, 1994 (UNAUDITED)

                                    March 31,     December 31,
                          Notes       1995            1994
ASSETS:
Cash and cash
equivalents                   2     $  4,803,674    $  2,150,473
Investment in joint
venture and common
stock                         2        1,261,666       1,261,666
Other assets                             539,560         537,901

TOTAL ASSETS                        $  6,604,900    $  3,950,040

LIABILITIES AND
PARTNERS' DEFICIT:
Liabilities:
Accounts payable and
accrued liabilities                 $    624,596    $    688,288
Net Liabilities of
Discontinued
Operations:                 2,3
  Production Segment                     140,711         140,711
  Television and Radio
Station Segment                        7,786,731       6,137,046

Total Liabilities                   $  8,552,038    $  6,966,045

Commitments and
Contingencies                 2




(Continued on the following page)


              ML MEDIA OPPORTUNITY PARTNERS, L.P.
  CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1995 (UNAUDITED)
               AND DECEMBER 31, 1994 (UNAUDITED)
                          (continued)

                                    March 31,      December 31
                          Notes         1995            1994
Partners' Deficit:

General Partners:
Capital contributions,
net of offering
expenses                    1          1,019,428      1,019,428
Cash Distribution                       (90,624)       (90,624)
Cumulative loss                        (927,783)      (938,472)
                                           1,021        (9,668)
Limited Partners:
Capital contributions,
net of offering
expenses (112,147.1
Units of Limited
Partnership Interest)       1        100,914,316    100,914,316
Tax allowance cash
distribution                         (2,040,121)    (2,040,121)
Other cash distribution
                                     (8,971,760)    (8,971,760)
Cumulative loss                     (91,850,594)   (92,908,772)
                                     (1,948,159)    (3,006,337)
Total Partners' Deficit
                                     (1,947,138)    (3,016,005)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                  $   6,604,900   $  3,950,040

See Notes to Consolidated Financial Statements (Unaudited).




          ML MEDIA OPPORTUNITY PARTNERS, L.P.
         CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN WEEK PERIODS ENDED
               MARCH 31, 1995 (UNAUDITED)
             AND MARCH 31, 1994 (UNAUDITED)

                             March 31,      March 31,
                    Note         1995           1994
                      s

Partnership
Operating Expenses:

General and
 administrative                   36,936         26,756

Amortization                           -         74,490

Management fees                  617,015        784,643
                                 653,951        885,889

Interest Income                $  38,490    $    21,343

Loss from
 Partnership
 operations                    (615,461)      (864,546)


(Continued on the following page)



              ML MEDIA OPPORTUNITY PARTNERS, L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THIRTEEN WEEK PERIODS ENDED
                   MARCH 31, 1995 (UNAUDITED)
                 AND MARCH 31, 1994 (UNAUDITED)
                          (Continued)
                                        March 31,    March 31,
                              Notes         1995         1994

Discontinued operations:

Income(Loss) from
discontinued operations of:
                               2,3

Cable Television Systems
Segment                                         -   (6,784,982)
Production Segment                               -       (5,420)
Television and Radio Station
Segment                                         -    (1,188,812)

Gain on Sale of Radio
Station                                 1,684,328             -
NET INCOME (LOSS)                     $ 1,068,867   $(8,843,760)


Per Unit of Limited
Partnership Interest:

Loss from Partnership
 Operations                            $      (5.43)  $     (7.63)


Income(loss) from
 discontinued operations                     14.87       (70.44)

NET INCOME(LOSS)                      $       9.44   $    (78.07)


Number of Units                           112,147.1    112,147.1

See Notes to Consolidated Financial Statements (Unaudited).

          ML MEDIA OPPORTUNITY PARTNERS, L.P.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995
      (UNAUDITED) AND MARCH 31, 1994 (UNAUDITED)

                            March 31,      March 31,
                                1995           1994
Cash flows from
operating activities:

Net Income(Loss)           $ 1,068,867   $(8,843,760)

Adjustments to reconcile
 net income(loss) to net
 cash used in operating
 activities:

Depreciation and
 amortization                        -         74,490

Gain on Sale of Radio
 Station                   (1,684,328)              -


(Continued on the following page)




          ML MEDIA OPPORTUNITY PARTNERS, L.P.
         CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995
      (UNAUDITED) AND MARCH 31, 1994 (UNAUDITED)
                      (Continued)

                            March 31,      March 31,
                                1995           1994


Change in operating
 assets and liabilities:

(Increase)/decrease in
 other assets                  (1,659)          4,429

Decrease in accounts
 payable and accrued
 liabilities                  (63,692)       (27,317)

Change in Net
Liabilities
 of Discontinued
 Operations:

Cable Television Systems
 Segment                             -      7,108,984

Television and Radio
 Station Segment                     -      1,475,465

Production Segment                   -          5,420


(Continued on the following page)



            ML MEDIA OPPORTUNITY PARTNERS, L.P.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995
         (UNAUDITED) AND MARCH 31, 1994 (UNAUDITED)
                        (continued)

                              March 31,        March 31,
                                  1995             1994


Net cash used in operating
 activities                    (680,812)         (202,289)

Cash flows from investing
 activities:

Purchase of  property,
 plant and equipment                   -         (308,546)

Proceeds from sale of radio
 station                       3,334,013                 -

Net cash provided by/(used
 in) investing activities      3,334,013         (308,546)

Net increase/(decrease) in
 cash and cash equivalents     2,653,201         (510,835)

Cash and cash equivalents
 at beginning of year          2,150,473         3,739,678

Cash and cash equivalents
 at end of period            $ 4,803,674       $ 3,228,843


Supplemental Disclosure:

Effective February 21, 1995, the Partnership sold the assets of radio station WMXN-FM.


See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 31, 1995 (UNAUDITED)


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

Certain 1994 items have been reclassified to conform to 1995 presentation.

In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature, except as disclosed in Note 3.

Additional information, including the audited year end 1994 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1994 on file with the Securities and Exchange Commission.

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


2.   Liquidity

At March 31, 1995, the Partnership had $4,803,674 in cash and cash equivalents.

The Partnership consummated the sale of WMXN-FM on February 21, 1995 (see below), and plans to make a cash distribution to Partners from the net distributable sales proceeds by mid-May, 1995.

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

Sale of WMXN-FM

The Partnership entered into an Option Agreement, effective January 25, 1994, with US Radio , Inc. ("US Inc."), a Delaware corporation, and an affiliated entity, US Radio, L.P. ("US Radio"), a Delaware limited partnership, neither of which is affiliated with the Partnership. Pursuant to the Option Agreement, the Partnership granted US Inc. an option (the "Call"), exercisable at any time prior to January 15, 1995, to purchase substantially all of the assets of WMXN-FM (the "Assets") for a cash price of $3.5 million. On September 23, 1994, US Inc. exercised the Call. On October 24, 1994, the Partnership and US Radio of Norfolk, Inc. ("US Norfolk"), an affiliate of US Inc. to which US Inc. assigned its option to purchase WMXN-FM, filed an application with the FCC requesting assignment of the license of WMXN-FM from the Partnership to US Norfolk pursuant to the terms of an Asset Purchase Agreement.

Following receipt of FCC approval, on February 21, 1995, US Norfolk purchased WMXN-FM for approximately $3.5 million, subject to future adjustment based on a post-closing accounting reconciliation between US Norfolk and the Partnership required by the Asset Purchase Agreement. The Partnership does not currently anticipate that such potential future adjustment will be material. Following payment of a transaction fee to a third party unaffiliated with the Partnership, approximately $3.3 million was remitted to the Partnership. In addition, on March 7, 1995, approximately $400,000 was returned to the Partnership from WMXN-FM's cash balances.

Effective January 31, 1994, the Partnership entered into a Time Brokerage Agreement (the "LMA") with US Radio. The LMA called for the Partnership to make broadcasting time available on WMXN-FM to US Radio and for US Radio to provide radio programs to be broadcast on WMXN-FM, subject to certain terms and conditions, including the rules and regulations of the FCC. In exchange for providing broadcasting time to US Radio, the Partnership received a monthly fee approximately equal to its cost of operating WMXN-FM. The LMA continued until the consummation of the acquisition of WMXN-FM by US Norfolk.

TCS

TCS was in default of covenants under its note agreements as of March 31, 1995, and had failed to make scheduled principal payments totalling $2,875,000 as of February 28, 1995. TCS also expects to default on the majority of its scheduled principal payments for the remainder of 1995. TCS engaged in discussions with its note holders regarding a potential restructuring of TCS's note agreements, but ultimately decided to pursue a sale of the TCS stations. The Partnership engaged Furman Selz Incorporated to assist in marketing the TCS television stations for sale. The marketing of the sale of such stations commenced in December of 1994. It is the Partnership's intention to actively pursue a sale of the TCS television stations. On January 13, 1995, the Partnership entered into a non-binding letter of intent to sell the stock of Avant Development Corporation ("Avant"), a 100%-owned corporate subsidiary of TCS, Inc. which owns WRBL-TV. The sale of Avant is subject to negotiation of a definitive purchase and sale agreement and numerous other conditions. The ultimate transfer of the license of WRBL-TV to a potential buyer, via the sale of the stock of Avant, will also be subject to the prior approval of the FCC.
The Partnership may not ultimately be able to reach a final agreement with potential purchasers on terms acceptable to the Partnership. During the process of marketing the TCS television stations, while TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the right to foreclose on the stock of the operating subsidiaries that own the three TCS stations, but not the other assets of the Partnership. Whether or not the Partnership is able to sell the TCS television stations, it is unlikely that the Partnership will recover more than a nominal amount of its investment in TCS.

Paradigm

Paradigm and/or BBAD are not currently producing television programs, and the Partnership has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992. Paradigm and/or BBAD took several steps in 1992 and 1993 to reduce operating costs, primarily by reducing the number, and compensation, of employees. However, Paradigm and/or BBAD did not operate profitably during 1993, and were dependent on outside sources, primarily Bob Banner Associates Inc. ("Associates"), to finance BBAD's monthly operating costs. The Partnership elected not to fund such operating costs. The Partnership has no obligation to advance any additional funds to Paradigm and/or BBAD and actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs but was unable to identify such a partner. Paradigm and/or BBAD have no liability for borrowed funds. The Partnership has entered into an agreement with Associates under which Paradigm retains the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD were assigned to Associates, and Paradigm retained a percentage interest in all such projects and concepts. It is the Partnership's intention to attempt to sell its interest in the Paradigm and/or BBAD programs and profits. However, it is unlikely that the Partnership will recover more than a nominal portion, if any, of its original investment in Paradigm and/or BBAD.

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

Effective August 12, 1994, the Partnership and EMP, Ltd.
restructured the ownership of EMP, Ltd. and certain of its subsidiaries in order to enable EMP, Ltd. to attract additional capital from ALP Enterprises and other potential third party investors. In the restructuring, based on certain representations from EMP, Ltd. and ALP Enterprises, the Partnership sold to Clarendon and ALP Enterprises for nominal consideration the Partnership's shares in EMP, Ltd.
Simultaneously, the Partnership and EMP, Ltd. entered into an agreement whereby EMP, Ltd.'s 10% interest in Teletext was transferred, together with a 350,000 "pounds" loan (approximately $543,000 at then-current exchange rates) from EMP, Ltd. to a newly formed entity, MV Technology Limited ("MVT"). After the transfer, the
Partnership owns 13.8% of the issued common shares of MVT, while
EMP, Ltd. owns the remaining 86.2%. MVT's sole purpose is to manage its 10% interest in Teletext. The Partnership has the right to require EMP, Ltd. to purchase the Partnership's interest in MVT at any time between December 31, 1994 and December 31, 1997. EMP, Ltd. has the right to require the Partnership to sell the Partnership's interest in MVT to EMP, Ltd. at any time between September 30, 1995 and September 30, 1998. MVT will pay an annual fee to EMP, Ltd. for management services provided by EMP, Ltd. in connection with overseeing MVT's investment in Teletext. Following the restructuring, the Partnership no longer has any interest in EMP, Ltd. The Partnership elected not to advance further funds to investments or MVT. It is likely the Partnership will not recover the majority of its $2 million investment in Investments either from Investments or from MVT.

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

GCC/WWC

On January 20, 1994, the majority stockholders of GCC and certain holders of interest in MARKETS Cellular Limited Partnership ("Markets"), and PN Cellular, Inc. ("PNCI") executed a Memorandum of Intention (the "Memorandum") pursuant to which the parties thereto expressed their intent to effect a proposed business combination of GCC and Markets.

The Partnership executed an Exchange Agreement and Plan of Merger ("Agreement"), dated July 20, 1994, to which the majority stockholders of GCC and the majority owners of Markets are parties. Pursuant to the Agreement, the Partnership exchanged its shares in GCC for an equal number of shares in Western Wireless Corporation ("WWC"), a new company which was organized to own the equity interests of GCC and Markets. Following the consummation of the business combination on July 29, 1994, WWC became the owner of 100% of the partnership interests in Markets and approximately 95% of the outstanding common stock of GCC.
WWC holds and operates cellular licenses covering approximately
5.6 million net pops (defined as the population in an area covered by a cellular franchise) including pending acquisitions.

As of March 31, 1995, the Partnership's 351,665 shares in WWC represented an ownership percentage equal to approximately 2.4%.

Summary

In summary of the Partnership's liquidity status, of the approximately $4.8 million that the Partnership has available for working capital, a portion representing the net distributable sales proceeds of the WMXN-FM sale will be distributed to Partners in mid-May, 1995. Remaining working capital may be utilized to support possible funding needs, or possible restructurings, as appropriate, of its investments. The Partnership has no contractual commitment to advance funds to any of its existing investments.

3.   DISCONTINUED OPERATIONS

Television and Radio Station Segment

Due to the disposition of WMXN-FM on February 21, 1995 and the Partnership's decision to sell TCS (see Note 2), the Partnership has presented its Television and Radio Station Segment (comprised of WMXN-FM and TCS) as discontinued operations. The March 31, 1994 Consolidated Statement of Operations and Consolidated Statement of Cash Flows, have each been restated to present such discontinued operations.

The net liabilities of discontinued operations of this segment on the Consolidated Balance Sheets are comprised of the following:

                                 As of             As of
                               March 31,        December 31,
                                    1995              1994
Property, plant and
equipment, net                 $  5,452,328      $  5,833,854

Intangible assets, net           33,833,261        35,616,068

Other assets                     15,425,328        14,597,378

Borrowings                     (42,999,804)      (42,999,804)

Other liabilities              (19,497,844)      (19,184,542)

Net liabilities of
discontinued operations       $ (7,786,731)     $ (6,137,046)


The change in the net liabilities of this segment is due primarily to the sale of WMXN-FM on February 21, 1995.

Summarized results of the discontinued operations of this segment on the March 31, 1994 Consolidated Statements of Operations are as follows:

                                      13 Weeks Ended
                                      March 31, 1994
Operating Revenues                        $ 3,418,309

Less: Operating Expenses                    3,327,390

Operating Income                               90,919

Interest Expense                          (1,279,731)

Loss from discontinued operations        $(1,188,812)


The Partnership expects to continue to recognize gains on the disposition of each station comprising its Television and Radio
Station Segment.

Cable Television Systems Segment

Due to the disposition of Windsor and Maryland Cable in 1994, the results of the Cable Television Segment (comprised of Windsor and Maryland Cable) have been reported separately in the March 31, 1994 Consolidated Statements of Operations and the consolidated statement of cash flows as discontinued operations.

Summarized results of discontinued operations of this segment on the March 31, 1994 Consolidated Statement of Operations are as follows:

                                         13 Weeks Ended
                                         March 31, 1994
Operating Revenues                         $10,730,711

Less:  Operating Expenses                    9,750,040

Operating Income                               980,671

Interest Expense                           (7,765,653)

Loss from discontinued operations         $(6,784,982)



Production Segment

Due to the expected disposition of Paradigm in 1995, the Partnership's Production Segment is presented as discontinued operations. The March 31, 1994 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have each been restated to present such discontinued operations.

The net liabilities of the discontinued operations of this segment on the Consolidated Balance Sheets are comprised of the following:

                                 As of             As of
                               March 31,        December 31,
                                    1995              1994
Cash                           $     75,209      $    105,650

Accounts payable and
accrued liabilities               (215,920)         (246,361)

Net liabilities of
discontinued operations       $   (140,711)     $   (140,711)


Summarized results of the discontinued operations of this segment on the March 31, 1994 Consolidated Statements of Operations are as follows:

                             13 Weeks Ended
                             March 31, 1994
Operating Revenues             $         905

Less: Operating Expenses               5,994

Operating Loss                       (5,089)

Minority Interest                      (331)

Loss from discontinued
operations                   $      (5,420)


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          Liquidity and Capital Resources

At March 31, 1995, Registrant had $4,803,674 in cash and cash equivalents.

Registrant consummated the sale of WMXN-FM on February 21, 1995
(see below), and plans to make a cash distribution to Partners from the net distributable sales proceeds by mid-May, 1995.

Registrant is currently marketing TCS for potential sale in 1995 and, on January 13, 1995, entered into a non-binding letter of intent to sell the stock of Avant Development Corporation, the corporation which owns television station WRBL-TV (see below).

During 1995, Registrant will attempt to sell or otherwise dispose of all of its remaining investments in media properties, and then liquidate; however, there can be no assurance that Registrant will be successful in completing such actions prior to December 31, 1995.

In summary of Registrant's liquidity status, of the approximately $4.8 million that Registrant has for working capital, a portion representing the net distributable sales proceeds of the WMXN-FM sale will be distributed to Partners in mid-May, 1995. Remaining working capital may be utilized to support possible funding needs, or possible restructurings, as appropriate, of its investments. Registrant has no contractual commitment to advance funds to any of its existing investments.

WMXN-FM

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

Following receipt of FCC approval, on February 21, 1995, US Norfolk purchased WMXN-FM for approximately $3.5 million, subject to future adjustment based on a post-closing accounting reconciliation between US Norfolk and Registrant required by the Asset Purchase Agreement. Registrant does not currently anticipate that such potential future adjustment will be material. Following payment of a transaction fee to a third party not affiliated with Registrant or its affiliates, approximately $3.3 million was remitted to Registrant. In addition, on March 7, 1995, approximately $400,000 was returned to Registrant from WMXN's cash balances.

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

TCS

As of March 31, 1995, TCS was in default of covenants under its note agreements and had failed to make scheduled principal payments totaling $2,875,000 as of February 28, 1995. In addition, TCS expects to default on the majority of its scheduled principal payments for the remainder of 1995. TCS engaged in discussions with its note holders, but ultimately decided to pursue a sale of the TCS stations. Registrant engaged Furman
Selz Incorporated to assist in marketing the TCS stations for sale. The marketing of the sale of such stations commenced in December of 1994. It is Registrant's intention to actively pursue a sale of the TCS television stations. On January 13, 1995, Registrant entered into a non-binding letter of intent to sell the stock of Avant Development Corporation ("Avant"), a 100%- owned corporate subsidiary of TCS, Inc. which owns WRBL-TV. The sale of Avant is subject to negotiation of a definitive purchase and sale agreement and numerous other conditions. The ultimate transfer of the license of WRBL-TV to a potential buyer, via the sale of the stock of Avant, will also be subject to the prior approval of the FCC. Registrant may not ultimately be able to reach a final agreement with potential purchasers on terms acceptable to Registrant. During the process of marketing the TCS television stations, while TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the right to foreclose on the stock of the operating subsidiaries that own the three TCS stations, but not the other assets of Registrant. It is unlikely that Registrant will recover more than a nominal amount of its investment in TCS.

Paradigm

Paradigm and/or BBAD are not currently producing television programs, and Registrant has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992. Paradigm and/or BBAD took several steps in 1992 and 1993 to reduce operating costs, primarily by reducing the number, and compensation, of employees. However, Paradigm and/or BBAD did not operate profitably during 1993, and were dependent on outside sources, primarily Bob Banner Associates Inc. ("Associates"), to finance BBAD's monthly operating costs. Registrant elected not to fund such operating costs. Registrant has no obligation to advance any additional funds to Paradigm and/or BBAD and actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs, but was unable to identify such a partner. Registrant has entered into an agreement with Associates under which Paradigm retains the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD were assigned to Associates, and Paradigm retained a percentage interest in all such projects and concepts. It is Registrant's intention to attempt to sell its interest in the Paradigm and/or BBAD programs and profits. However, it is unlikely that Registrant will recover more than a nominal portion, if any, of its original investment in Paradigm and/or BBAD.

Investments and EMP, Ltd. and MVT

Investments, MVT, EMP, Ltd. and their affiliates are currently reliant on their cash balances, existing operations, and/or additional funding from ALP Enterprises or other, as yet unidentified, financing sources to fund their continuing operations. Registrant expects to advance no further funds to Investments, MVT, or their affiliates beyond those funds already advanced by Registrant.

Effective August 12, 1994, Registrant and EMP, Ltd. restructured the ownership of EMP, Ltd. and certain of its subsidiaries in order to enable EMP, Ltd. to attract additional capital from ALP
Enterprises and other potential third party investors. In the restructuring, based on certain representations from EMP, Ltd.
and ALP Enterprises, Registrant sold to Clarendon and ALP
Enterprises for nominal consideration Registrant's shares in EMP, Ltd. Simultaneously, Registrant and EMP, Ltd. entered into an agreement whereby EMP, Ltd.'s 10% interest in Teletext was transferred, together with a 350,000 "pounds" loan (approximately $543,000 at then-current exchange rates) from EMP, Ltd. to a newly formed entity, MV Technology Limited ("MVT"). After the transfer,
Registrant owns 13.8% of the issued common shares of MVT, while
EMP, Ltd. owns the remaining 86.2%. MVT's sole purpose is to manage its 10% interest in Teletext. Registrant has the right to require EMP, Ltd. to purchase Registrant's interest in MVT at any time between December 31, 1994 and December 31, 1997. EMP, Ltd.
has the right to require Registrant to sell Registrant's interest in MVT to EMP, Ltd. at any time between September 30, 1995 and September 30, 1998. MVT will pay an annual fee to EMP, Ltd. for management services provided by EMP, Ltd. in connection with overseeing MVT's investment in Teletext. Following the restructuring, Registrant no longer has any interest in EMP, Ltd.
Registrant elected not to advance further funds to Investments or MVT. It is likely that Registrant will not recover the majority of its $2 million investment in Investments either from Investments or from MVT.

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

GCC/WWC

On January 20, 1994, the majority stockholders of GCC and certain holders of interest in MARKETS Cellular Limited Partnership ("Markets"), and PN Cellular, Inc. ("PNCI") executed a Memorandum of Intention (the "Memorandum") pursuant to which the parties thereto expressed their intent to effect a proposed business combination of GCC and Markets.

Registrant executed an Exchange Agreement and Plan of Merger ("Agreement"), dated July 20, 1994, to which the majority stockholders of GCC and the majority owners of Markets are parties. Pursuant to the Agreement, Registrant exchanged its shares in GCC for an equal number of shares in Western Wireless Corporation ("WWC"), a new company which was organized to own the equity interests of GCC and Markets. Following the consummation of the business combination on July 29, 1994, WWC became the owner of 100% of the Partnership interests in Markets and approximately 95% of the outstanding common stock of GCC. WWC holds and operates cellular licenses covering approximately 5.6 million net pops (defined as the population in an area covered by a cellular franchise) including pending acquisitions.

As of March 31, 1995, Registrant's 351,665 shares in WWC represented an ownership percentage equal to approximately 2.4%.

Results of Operations

1995 vs. 1994

Registrant generated net income of approximately $1.1 million in the first quarter of 1995, which was comprised primarily of a gain of approximately $1.7 million on the sale of radio station WMXN-FM, partially offset by management fees of approximately $0.6 million.

The loss from Partnership operations was approximately $0.6 million in the first quarter of 1995 compared to approximately $0.9 million in the first quarter of 1994. The approximate $0.3 million decrease was due primarily to a reduction in management fees paid as a result of fewer operating properties in the first quarter of 1995, and no amortization expense in the first quarter of 1995 due to the full amortization of certain deferred assets at the end of 1994. Slightly higher interest income was mostly offset by slightly higher general and administrative expenses in the first quarter of 1995 compared to the first quarter of 1994.

Registrant's net income in the first quarter of 1995 of approximately $1.1 million is not comparable to Registrant's net loss of approximately $8.8 million in the first quarter of 1994 due primarily to the disposition of Maryland Cable (which was Registrant's major operating property) during 1994.

                   PART II - OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

Reference is hereby made to Part I  Item 1. Financial Statements
Footnote 2. Liquidity.


Item 5.  Other Information

        None.


Item 6.  Exhibits and Reports on Form 8-K

          A). Exhibits:

              Exhibit #     Description

              27.           Financial Data Schedule

          B). Reports on Form 8-K

              None

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    ML MEDIA OPPORTUNITY PARTNERS, L.P.

                    By:  RP Opportunity Management, L.P.
                         General Partner

                    By:  IMP Opportunity Management Inc.



Dated: May 15, 1995 /s/ I. Martin Pompadur
                        I. Martin Pompadur
                        Director and President
                        (principal executive officer
                         of the Registrant)

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    ML MEDIA OPPORTUNITY PARTNERS, L.P.

                    By:  Media Opportunity Management Partners
                         General Partner

                    By:  ML Opportunity Management Inc.



Dated: May 15, 1995 /s/ Kevin K. Albert
                        Kevin K. Albert
                        Director and President


Dated: May 15, 1995 /s/ Robert F. Aufenanger
                        Robert F. Aufenanger
                        Director and Executive Vice President


Dated: May 15, 1995 /s/ David G. Cohen
                        David G. Cohen
                        Treasurer
                        (principal accounting officer and
                         principal financial officer
                         of the Registrant)