Form 10-Q
period 1995-06-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1995-08-14
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended
                          June 30,1995

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

               ML Media Opportunity Partners, L.P.

                 Part I - Financial Information



              Item 1.   Financial Statements

               TABLE OF CONTENTS



Consolidated Balance Sheets as of June 30, 1995
(Unaudited) and December 31, 1994 (Unaudited)

Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June
30, 1995 (Unaudited), and June 30, 1994
(Unaudited)

Consolidated Statements of Cash Flows for the twenty-six week periods ended June 30, 1995
(Unaudited), and June 30, 1994 (Unaudited)

Notes to the Consolidated Financial Statements for the twenty-six week period ended June 30, 1995 (Unaudited)

              ML MEDIA OPPORTUNITY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1995 (UNAUDITED) AND
                 DECEMBER 31, 1994 (UNAUDITED)


                                    June 30,      December 31,
                          Notes         1995            1994
ASSETS:
Cash and cash
equivalents                   2      $ 1,674,333     $ 2,150,473
Investment in joint
venture and common
stock                         2        1,228,698       1,261,666
Other assets                              82,607         537,901

TOTAL ASSETS                         $ 2,985,638     $ 3,950,040

LIABILITIES AND
PARTNERS' DEFICIT:
Liabilities:
Accounts payable and
accrued liabilities                  $   479,976     $   688,288
Net Liabilities of
Discontinued
Operations:                 2,3
  Production Segment                       140,711         140,711
  Television and Radio
Station Segment                        7,786,731       6,137,046

Total Liabilities                    $ 8,407,418     $ 6,966,045

Commitments and
Contingencies                 2




(Continued on the following page)


              ML MEDIA OPPORTUNITY PARTNERS, L.P.
  CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1995 (UNAUDITED)
               AND DECEMBER 31, 1994 (UNAUDITED)
                          (continued)


                                    June 30,      December 31,
                          Notes         1995            1994
Partners' Deficit:

General Partners:
Capital contributions,
net of offering
expenses                    1          1,019,428       1,019,428
Cash Distributions                     (120,077)        (90,624)
Cumulative loss                        (933,077)       (938,472)
                                        (33,726)         (9,668)
Limited Partners:
Capital contributions,
net of offering
expenses (112,147.1
Units of Limited
Partnership Interest)       1        100,914,316     100,914,316
Tax allowance cash
distribution                         (2,040,121)     (2,040,121)
Other cash distributions
                                    (11,887,582)     (8,971,760)
Cumulative loss                     (92,374,667)    (92,908,772)
                                     (5,388,054)     (3,006,337)
Total Partners' Deficit
                                     (5,421,780)     (3,016,005)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                   $  2,985,638    $  3,950,040

See Notes to Consolidated Financial Statements (Unaudited).



                ML MEDIA OPPORTUNITY PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
                     JUNE 30, 1995 (UNAUDITED)
                   AND JUNE 30, 1994 (UNAUDITED)


                          Thirteen Weeks         Twenty-Six Weeks
                       June 30,    June 30,    June 30,    June 30,
                Note      1995        1994        1995        1994
                 s

Partnership
Operating
Expenses:

General and
administrative         $ 111,726   $  45,977   $ 148,662  $   72,733


Amortization                   -      74,488           -     148,978

Management               588,279     790,610   1,205,294   1,575,253
fees
                         700,005     911,075   1,353,956   1,796,964

Other Income           $ 128,212      $    -   $ 128,212     $     -


Interest                  42,426      27,112      80,916      48,455
Income

                         170,638      27,112     209,128      48,455


Loss from
Partnership
operations             (529,367)   (883,963)  (1,144,828)  (1,748,509)



(Continued on the following page)


                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
                      JUNE 30, 1995 (UNAUDITED)
                    AND JUNE 30, 1994 (UNAUDITED)


                         Thirteen Weeks          Twenty-Six Weeks
                      June 30,    June 30,     June 30,    June 30,
               Note      1995        1994         1995        1994
                s
Discontinued
operations:

Income(Loss)
from
discontinued
operations
of:            2,3

Cable
Television
Systems
Segment                       -            -           -  (6,784,982)

Production
Segment                       -      (4,885)           -     (10,305)

Television and
Radio Station
Segment
                              -    (829,127)           -  (2,017,939)

Gain on Sale
of Radio
Station                       -            -   1,684,328            -

NET (LOSS)
INCOME               $  (529,367  $(1,717,975)  $   539,500  $(10,561,735)



(Continued on the following page)



                ML MEDIA OPPORTUNITY PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
                     JUNE 30, 1995 (UNAUDITED)
                   AND JUNE 30, 1994 (UNAUDITED)


                         Thirteen-Weeks         Twenty-Six Weeks
                      June 30     June 30     June 30,    June 30,
               Note      1995        1994        1995        1994
                s

Per Unit of
Limited
Partnership
Interest:

Loss from
Partnership
Operations           $    (4.67)  $    (7.80)  $   (10.10)  $   (15.43)


Income(loss)
from
discontinued
operations              $     -  $    (7.37)  $    14.87  $   (77.81)


NET (LOSS)
INCOME               $    (4.67)  $   (15.17)   $     4.77  $   (93.24)


Number of             112,147.1   112,147.1   112,147.1   112,147.1
Units




                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE TWENTY-SIX WEEK PERIODS ENDED
                      JUNE 30, 1995 (UNAUDITED)
                    AND JUNE 30, 1994 (UNAUDITED)


                                    June 30,      June 30,
                          Notes        1995          1994


Cash flows from
operating activities:

Net Income(Loss)                   $   539,500   $(10,561,735)


Adjustments to reconcile
net income(loss) to net
cash used in operating
activities:

Amortization                                  -        148,976

Gain on Sale of Radio
Station                            (1,684,328)              -


(Continued on the following page)




               ML MEDIA OPPORTUNITY PARTNERS, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE TWENTY-SIX WEEK PERIODS ENDED
                    JUNE 30, 1995 (UNAUDITED)
                  AND JUNE 30, 1994 (UNAUDITED)

                                        June 30,       June 30,
                            Notes           1995          1994



Change in operating
assets and liabilities:

Decrease/(Increase) in
other assets                              455,294      (43,861)

(Decrease)/Increase in
accounts payable and
accrued liabilities                     (175,344)        49,526

Change in Net
Liabilities of
Discontinued
Operations:

Cable Television
Systems Segment                                 -     7,108,984


Television and Radio
Station Segment                                 -     2,486,733



(Continued on the following page)




             ML MEDIA OPPORTUNITY PARTNERS, L.P.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE TWENTY-SIX WEEK PERIODS ENDED
                  JUNE 30, 1995 (UNAUDITED)
                AND JUNE 30, 1994 (UNAUDITED)

                                   June 30,        June 30,
                        Notes         1995            1994


Production Segment                          -            10,305

Net cash used in
operating activities               (864,878)         (801,072)

Cash flows from
investing activities:

Purchase of property,
plant and equipment                        -         (513,075)

Proceeds from sale of
radio station                      3,334,013                 -

Net cash provided
by/(used in)
investing activities               3,334,013         (513,075)

Cash flows from
financing activities:

Cash Distribution                 (2,945,275)                 -


(Continued on the following page)





             ML MEDIA OPPORTUNITY PARTNERS, L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE TWENTY-SIX WEEK PERIODS ENDED
                  JUNE 30, 1995 (UNAUDITED)
                AND JUNE 30, 1994 (UNAUDITED)

                                   June 30,       June 30,
                        Notes         1995            1994


Net decrease in cash
and cash equivalents                (476,140)     (1,314,147)

Cash and cash
equivalents at
beginning of year                   2,150,473       3,739,678

Cash and cash
equivalents at end of
period                            $ 1,674,333     $ 2,425,531




Supplemental Disclosure:

Effective February 21, 1995, the Partnership sold the assets of radio station WMXN-FM.


See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE TWENTY-SIX WEEK PERIOD ENDED JUNE 30, 1995 (UNAUDITED)


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


2.   Liquidity

At June 30, 1995, the Partnership had $1,674,333 in cash and cash equivalents.

The Partnership consummated the sale of WMXN-FM on February 21, 1995 (see below), and made a cash distribution to Limited
Partners of $26 per unit from the net distributable sales proceeds.

The Partnership is currently marketing TCS for potential sale in 1995 and, on June 30, 1995, entered into an agreement to sell the stock of Avant Development Corporation, the corporation which owns television station WRBL-TV (see below).

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

TCS

TCS was in default of covenants under its note agreements as of June 30, 1995, and had failed to make scheduled principal payments totaling $3,450,000 as of June 30, 1995. TCS also expects to default on the majority of its scheduled principal payments for the remainder of 1995. TCS engaged in discussions with its note holders regarding a potential restructuring of TCS's note agreements, but ultimately decided to pursue a sale of the TCS stations. The Partnership engaged Furman Selz Incorporated to assist in marketing the TCS television stations for sale. The marketing of the sale of such stations commenced in December of 1994. It is the Partnership's intention to actively pursue a sale of the TCS television stations. On January 13, 1995, the Partnership entered into a non-binding letter of intent to sell the stock of Avant Development Corporation ("Avant"), a 100%-owned corporate subsidiary of TCS, Inc. which owns WRBL-TV.

On June 20, 1995, TCS Inc. (a wholly-owned subsidiary of TCS) entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with The Spartan Radiocasting Company (the "Buyer") providing for the sale to the Buyer of all of the outstanding shares (the "Shares") of capital stock of Avant for a base purchase price of $20,850,000, subject to certain adjustments, including an adjustment with respect to the working capital of Avant. In addition, the Buyer will pay TCS Inc. $1,500,000 for a covenant-not-to-compete with the Buyer. It is expected that the entire proceeds of the sale, after application to the expenses and liabilities relating to the sale, will be applied to repay indebtedness of TCS which is secured by a pledge of the Shares and the shares of Fabri Development Corporation, another 100%- owned subsidiary of TCS Inc. which owns and operates KQTV, St. Joseph, Missouri, and WTWO-TV Terre Haute, Indiana. Consummation of the sale pursuant to the Stock Purchase Agreement is subject to the satisfaction of certain conditions, including obtaining approvals from TCS' lenders and the Federal Communications Commission.

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

The Partnership is still actively pursuing a sale of the Fabri television stations which own KQTV and WTWO-TV.

Paradigm

Paradigm and/or BBAD are not currently producing television programs, and the Partnership has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992. Paradigm and/or BBAD took several steps in 1992 and 1993 to reduce operating costs, primarily by reducing the number, and compensation, of employees. However, Paradigm and/or BBAD did not operate profitably during 1993, and were dependent on outside sources, primarily Bob Banner Associates Inc. ("Associates"), to finance BBAD's monthly operating costs. The Partnership elected not to fund such operating costs. The Partnership has no obligation to advance any additional funds to Paradigm and/or BBAD and actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs but was unable to identify such a partner. Paradigm and/or BBAD have no liability for borrowed funds. The Partnership has entered into an agreement with Associates under which Paradigm retains the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD were assigned to Associates, and Paradigm retained a percentage interest in all such projects and concepts. It is the Partnership's intention to attempt to sell its interest in the Paradigm and/or BBAD programs and projects. However, it is unlikely that the Partnership will recover more than a nominal portion, if any, of its original investment in Paradigm and/or BBAD.

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

Effective August 12, 1994, the Partnership and EMP, Ltd.
restructured the ownership of EMP, Ltd. and certain of its subsidiaries in order to enable EMP, Ltd. to attract additional capital from ALP Enterprises and other potential third party investors. In the restructuring, based on certain representations from EMP, Ltd. and ALP Enterprises, the Partnership sold to Clarendon and ALP Enterprises for nominal consideration the Partnership's shares in EMP, Ltd.
Simultaneously, the Partnership and EMP, Ltd. entered into an agreement whereby EMP, Ltd.'s 10% interest in Teletext was transferred, together with a "pound" 350,000 loan (approximately $543,000 at then-current exchange rates) from EMP, Ltd. to a newly formed entity, MV Technology Limited ("MVT"). After the transfer, the
Partnership owns 13.8% of the issued common shares of MVT, while
EMP, Ltd. owns the remaining 86.2%. MVT's sole purpose is to manage its 10% interest in Teletext. The Partnership has the right to require EMP, Ltd. to purchase the Partnership's interest in MVT at any time between December 31, 1994 and December 31, 1997. EMP, Ltd. has the right to require the Partnership to sell the Partnership's interest in MVT to EMP, Ltd. at any time between September 30, 1995 and September 30, 1998. MVT will pay an annual fee to EMP, Ltd. for management services provided by EMP, Ltd. in connection with overseeing MVT's investment in Teletext. Following the restructuring, the Partnership no longer has any interest in EMP, Ltd. The Partnership elected not to advance further funds to investments or MVT. During the second quarter of 1995, MVT made dividend distributions to the Partnership totaling approximately $33,000. However, it is likely the Partnership will not recover the majority of its $2 million investment in Investments either from Investments or from MVT.

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

As of June 30, 1995, the Partnership's 351,665 shares in WWC represented an ownership percentage equal to approximately 2.4%.

Summary

In summary of the Partnership's liquidity status, the approximately $1.7 million that the Partnership has available for working capital is not sufficient to meet all of the contractual debt obligations of all of its investments, nor is it obligated to do so. The Partnership has no contractual commitment to advance funds to any of its investments, other than its obligation to fund cash shortfalls resulting from pre-sale claims related to its former investments in IMPLP/IMPI and Intelidata.

3.   DISCONTINUED OPERATIONS

Television and Radio Station Segment

Due to the disposition of WMXN-FM on February 21, 1995 and the Partnership's decision to sell TCS (see Note 2), the Partnership has presented its Television and Radio Station Segment (comprised of WMXN-FM and TCS) as discontinued operations. The June 30, 1994 Consolidated Statement of Operations and Consolidated Statement of Cash Flows, have each been restated to present such discontinued operations.

The net liabilities of discontinued operations of this segment on the Consolidated Balance Sheets are comprised of the following:

                                 As of             As of
                                June 30,        December 31,
                                    1995              1994
Property, plant and
equipment, net                 $  5,397,921       $  5,833,854

Intangible assets, net           33,545,402         35,616,068

Other assets                     15,738,541         14,597,378

Borrowings                     (42,999,804)       (42,999,804)

Other liabilities              (19,468,791)       (19,184,542)

Net liabilities of
discontinued operations       $ (7,786,731)      $ (6,137,046)


The change in the net liabilities of this segment is due primarily to the sale of WMXN-FM on February 21, 1995.

Summarized results of the discontinued operations of this segment on the Consolidated Statements of Operations are as follows:

                               Thirteen        Twenty-Six
                              Weeks Ended      Weeks Ended
                             June 30, 1994    June 30, 1994
Operating Revenues               $ 3,667,089      $ 7,085,398

Less: Operating Expenses           3,199,730        6,527,120

Operating Income                     467,359          558,278

Interest Expense                 (1,296,486)      (2,576,217)

Loss from discontinued
operations                     $  (829,127)     $(2,017,939)


The Partnership expects to continue to recognize gains on the disposition of each station comprising its Television and Radio
Station Segment.

Cable Television Systems Segment

Due to the disposition of Windsor and Maryland Cable in 1994, the results of the Cable Television Segment (comprised of Windsor and Maryland Cable) have been reported separately in the June 30, 1994 Consolidated Statements of Operations and the consolidated statement of cash flows as discontinued operations.

Summarized results of discontinued operations of this segment on the Consolidated Statement of Operations are as follows:

                                        Thirteen       Twenty-Six
                                      Weeks Ended     Weeks Ended
                                     June 30, 1994   June 30, 1994
Operating Revenues                        $      -      $10,730,711

Less:  Operating Expenses                        -        9,750,040

Operating Income                                            980,671

Interest Expense                                 -      (7,765,653)

Loss from discontinued operations         $      -     $(6,784,982)



Production Segment

Due to the expected disposition of Paradigm in 1995, the Partnership's Production Segment is presented as discontinued operations. The June 30, 1994 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have each been restated to present such discontinued operations.

The net liabilities of the discontinued operations of this segment on the Consolidated Balance Sheets are comprised of the following:

                                 As of             As of
                                June 30,        December 31,
                                    1995              1994
Cash                            $    62,695        $   105,650

Accounts payable and
accrued liabilities               (203,406)          (246,361)

Net liabilities of
discontinued operations        $  (140,711)       $  (140,711)


Summarized results of the discontinued operations of this segment on the Consolidated Statements of Operations are as follows:

                                Thirteen       Twenty-Six
                              Weeks Ended     Weeks Ended
                             June 30, 1994   June 30, 1994
Operating Revenues              $        901    $     1,806

Less: Operating Expenses               5,949         11,943

Operating Loss                       (5,048)       (10,137)

Minority Interest                        163          (168)

Loss from discontinued
operations                    $     (4,885)   $   (10,305)


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          Liquidity and Capital Resources

At June 30, 1995, Registrant had $1,674,333 in cash and cash equivalents.

Registrant consummated the sale of WMXN-FM on February 21, 1995
(see below), and made a cash distribution to Limited Partners of $26 per unit from the net distributable sale proceeds.

Registrant is currently marketing TCS for potential sale in 1995 and, on June 30, 1995, entered into an agreement to sell the stock of Avant Development Corporation, the corporation which owns television station WRBL-TV (see below).

During 1995, Registrant will attempt to sell or otherwise dispose of all of its remaining investments in media properties, and then liquidate; however, there can be no assurance that Registrant will be successful in completing such actions prior to December 31, 1995.

In summary of Registrant's liquidity status, the approximately $1.7 million that Registrant has available for working capital is not sufficient to meet all of the contractual debt obligations of all of its investments, nor is it obligated to do so. Registrant has no contractual commitment to advance funds to any of its investments, other than its obligation to fund cash shortfalls resulting from pre-sale claims related to its former investments in IMPLP/IMPI and Intelidata.

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

TCS

As of June 30, 1995, TCS was in default of covenants under its note agreements and had failed to make scheduled principal payments totaling $3,450,000 as of June 30, 1995. In addition, TCS expects to default on the majority of its scheduled principal payments for the remainder of 1995. TCS engaged in discussions with its note holders, but ultimately decided to pursue a sale of the TCS stations. Registrant engaged Furman Selz Incorporated to assist in marketing the TCS stations for sale. The marketing of the sale of such stations commenced in December of 1994. It is Registrant's intention to actively pursue a sale of the TCS television stations. On January 13, 1995, Registrant entered into a non-binding letter of intent to sell the stock of Avant Development Corporation ("Avant"), a 100%-owned corporate subsidiary of TCS, Inc. which owns WRBL-TV.

On June 20, 1995, TCS Inc. (a wholly-owned subsidiary of TCS) entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with The Spartan Radiocasting Company (the "Buyer") providing for the sale to the Buyer of all of the outstanding shares (the "Shares") of capital stock of Avant for a base purchase price of $20,850,000, subject to certain adjustments, including an adjustment with respect to the working capital of Avant. In addition, the Buyer will pay TCS Inc. $1,500,000 for a covenant-not-to-compete with the Buyer. It is expected that the entire proceeds of the sale, after application to the expenses and liabilities relating to the sale, will be applied to repay indebtedness of TCS which is secured by a pledge of the Shares and the shares of Fabri Development Corporation, another 100%- owned subsidiary of TCS Inc. which owns and operates KQTV, St. Joseph, Missouri, and WTWO-TV Terre Haute, Indiana. Consummation of the sale pursuant to the Stock Purchase Agreement is subject to the satisfaction of certain conditions, including obtaining approvals from TCS' lenders and the Federal Communications Commission.

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

Registrant is still actively pursuing a sale of the Fabri television stations which own KQTV and WTWO-TV.

Paradigm

Paradigm and/or BBAD are not currently producing television programs, and Registrant has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992. Paradigm and/or BBAD took several steps in 1992 and 1993 to reduce operating costs, primarily by reducing the number, and compensation, of employees. However, Paradigm and/or BBAD did not operate profitably during 1993, and were dependent on outside sources, primarily Bob Banner Associates Inc. ("Associates"), to finance BBAD's monthly operating costs. Registrant elected not to fund such operating costs. Registrant has no obligation to advance any additional funds to Paradigm and/or BBAD and actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs, but was unable to identify such a partner. Registrant has entered into an agreement with Associates under which Paradigm retains the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD were assigned to Associates, and Paradigm retained a percentage interest in all such projects and concepts. It is Registrant's intention to attempt to sell its interest in the Paradigm and/or BBAD programs and projects. However, it is unlikely that Registrant will recover more than a nominal portion, if any, of its original investment in Paradigm and/or BBAD.

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

Effective August 12, 1994, Registrant and EMP, Ltd. restructured the ownership of EMP, Ltd. and certain of its subsidiaries in order to enable EMP, Ltd. to attract additional capital from ALP
Enterprises and other potential third party investors. In the restructuring, based on certain representations from EMP, Ltd.
and ALP Enterprises, Registrant sold to Clarendon and ALP
Enterprises for nominal consideration Registrant's shares in EMP, Ltd. Simultaneously, Registrant and EMP, Ltd. entered into an agreement whereby EMP, Ltd.'s 10% interest in Teletext was transferred, together with a "pound" 350,000 loan (approximately $543,000 at then-current exchange rates) from EMP, Ltd. to a newly formed entity, MV Technology Limited ("MVT"). After the transfer,
Registrant owns 13.8% of the issued common shares of MVT, while
EMP, Ltd. owns the remaining 86.2%. MVT's sole purpose is to manage its 10% interest in Teletext. Registrant has the right to require EMP, Ltd. to purchase Registrant's interest in MVT at any time between December 31, 1994 and December 31, 1997. EMP, Ltd.
has the right to require Registrant to sell Registrant's interest in MVT to EMP, Ltd. at any time between September 30, 1995 and September 30, 1998. MVT will pay an annual fee to EMP, Ltd. for management services provided by EMP, Ltd. in connection with overseeing MVT's investment in Teletext. Following the restructuring, Registrant no longer has any interest in EMP, Ltd.
Registrant elected not to advance further funds to Investments or MVT. During the second quarter of 1995, MVT made dividend distributions to Registrant totaling approximately $33,000.
However, it is likely that Registrant will not recover the majority of its $2 million investment in Investments either from Investments or from MVT.

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

As of June 30, 1995, Registrant's 351,665 shares in WWC represented an ownership percentage equal to approximately 2.4%.

Results of Operations

For the thirteen week periods ended June 30, 1995 and June 30, 1994:

Registrant generated a loss from Partnership operations in the second quarter of 1995 of approximately $0.5 million, which was comprised primarily of the following components: (1)interest and other income of approximately $0.2 million, (2) general and administrative expenses of approximately $0.1 million, and management fees of approximately $0.6 million.

The loss from Partnership operations decreased from approximately $0.9 million in the second quarter of 1994 to approximately $0.5 million in the second quarter of 1995 primarily due to reduced management fees as a result of fewer operating properties in the second quarter of 1995, and no amortization expense in the second quarter 1995 due to the full amortization of certain deferred assets at the end of 1994. In addition, the Partnership recognized income in the second quarter of 1995 related to management services it provided to Maryland Cable prior to its disposition of Maryland Cable.

Registrant's net loss in the second quarter of 1995 of approximately $0.5 million is not comparable to Registrant's net loss of approximately $1.7 million in the second quarter of 1994 due primarily to the treatment of its Television and Radio
Station Segment as discontinued operations.

For the twenty-six week periods ended June 30, 1995 and June 30, 1994:

Registrant generated net income for the first half of 1995 of approximately $0.5 million, which was comprised primarily of a gain of approximately $1.7 million on the sale of radio station WMXN-FM, partially offset by management fees of approximately $1.2 million.

The loss from Partnership operations decreased from approximately
1.7 million for the first two quarters of 1994 to approximately $1.1 million for the first two quarters of 1995. The decrease is primarily due to a reduction in management fees paid as a result of fewer operating properties in the first half of 1995, and no amortization expense in the first half of 1995 due to the full amortization of certain deferred assets at the end of 1994. In addition, Registrant recognized income in the second quarter of 1995 related to management services it provided to Maryland Cable prior to its disposition of Maryland Cable.

Registrant's net income in the first half of 1995 of approximately $0.5 million is not comparable to Registrant's net loss of approximately $10.5 million in the first half of 1994 due primarily to the disposition of Maryland Cable (which was Registrant's major operating property) during 1994.

                   PART II - OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

Reference is hereby made to Part I  Item 1. Financial Statements
Footnote 2. Liquidity.


Item 5.  Other Information

        None.


Item 6.  Exhibits and Reports on Form 8-K

      A). Exhibits:

              Exhibit #     Description

              10.1          Agreement by and among Bob Banner
                            Associates, Inc. and Paradigm.

              27.           Financial Data Schedule

          B). Reports on Form 8-K

          During the period covered by this report, Registrant filed with the Securities and Exchange Commission a Current Report on Form 8-K dated June 20, 1995. This current report contained details regarding the Stock Purchase Agreement providing for the sale of the capital stock of Avant Development Corporation.

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


                          ML MEDIA OPPORTUNITY PARTNERS, L.P.

                          By:  RP Opportunity Management, L.P.
                               General Partner

                          By:  IMP Opportunity Management Inc.



Dated: August 15, 1995    /s/ I. Martin Pompadur
                              I. Martin Pompadur
                              Director and President
                              (principal executive officer
                               of the Registrant)

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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                         By:  Media Opportunity Management Partners
                              General Partner

                         By:  ML Opportunity Management Inc.



Dated: August 15, 1995   /s/ Kevin K. Albert
                             Kevin K. Albert
                             Director and President


Dated: August 15, 1995   /s/ Robert F. Aufenanger
                             Robert F. Aufenanger
                             Director and Executive Vice President


Dated: August 15, 1995   /s/ Diane T. Herte
                             Diane T. Herte
                             Treasurer
                             (principal accounting officer and
                              principal financial officer
                              of the Registrant)