Form 10-Q
period 1995-09-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1995-11-14
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended
                        September 30,1995

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

               ML Media Opportunity Partners, L.P.

                 Part I - Financial Information.



             Item 1.   Financial Statements.

                TABLE OF CONTENTS



Consolidated Balance Sheets as of September 30,
1995 (Unaudited) and December 31, 1994 (Unaudited)

Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended
September 30, 1995 (Unaudited) and September 30,
1994 (Unaudited)

Consolidated Statements of Cash Flows for the thirty-nine week periods ended September 30, 1995
(Unaudited) and September 30, 1994 (Unaudited)

Notes to the Consolidated Financial Statements for the thirty-nine week period ended September 30, 1995 (Unaudited)

              ML MEDIA OPPORTUNITY PARTNERS, L.P.
     CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1995
         (UNAUDITED) AND DECEMBER 31, 1994 (UNAUDITED)


                                  September 30,   December 31,
                          Notes         1995            1994
ASSETS:
Cash and cash
equivalents                   2    $  1,165,154     $ 2,150,473
Investment in joint
venture and common
stock                         2       1,261,666       1,261,666
Other assets                             82,932         537,901
TOTAL ASSETS                        $ 2,509,752     $ 3,950,040

LIABILITIES AND
PARTNERS' DEFICIT:
Liabilities:
Accounts payable and
accrued liabilities                $    605,554     $   688,288
Net Liabilities of
Discontinued
Operations:                 2,3
  Production Segment                      140,711         140,711
Television and Radio
Station Segment                               -       6,137,046

Total Liabilities                       746,265       6,966,045

Commitments and
Contingencies               2,3




(Continued on the following page.)


              ML MEDIA OPPORTUNITY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1995 (UNAUDITED)
               AND DECEMBER 31, 1994 (UNAUDITED)
                          (continued)


                                 September 30,    December 31,
                         Notes          1995            1994
Partners'
Capital/(Deficit):

General Partners:
Capital contributions,
net of offering
expenses                   1          1,019,428       1,019,428
Cash distributions                    (120,077)        (90,624)
Cumulative loss                       (861,224)       (938,472)
                                         38,127         (9,668)
Limited Partners:
Capital contributions,
net of offering
expenses (112,147.1
Units of Limited
Partnership Interest)      1        100,914,316     100,914,316
Tax allowance cash
distributions                       (2,040,121)     (2,040,121)
Other cash distributions
                                   (11,887,582)     (8,971,760)
Cumulative loss                    (85,261,253)    (92,908,772)
                                      1,725,360     (3,006,337)
Total Partners'
Capital/(Deficit)                     1,763,487     (3,016,005)
TOTAL LIABILITIES AND
PARTNERS'
CAPITAL/(DEFICIT)                 $   2,509,752   $   3,950,040

See Notes to Consolidated Financial Statements (Unaudited).



                ML MEDIA OPPORTUNITY PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
                   SEPTEMBER 30, 1995 (UNAUDITED)
                 AND SEPTEMBER 30, 1994 (UNAUDITED)


                       Thirteen Weeks           Thirty-Nine Weeks
                   Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
             Not        1995         1994         1995         1994
              es

Partnership
Operating
Expenses:

General and
administra-
tive               $   28,395   $  123,742   $   177,05   $   196,475
                                                      7

Amortization                 -       74,487            -       223,465

Management
fees                  589,386      786,155    1,794,680     2,361,408
                       617,781      984,384    1,971,737     2,781,348

Other income                 -            -      128,212             -


Interest
income                 16,317      301,292       97,233       349,747
                        16,317      301,292      225,445       349,747

Loss from
Partnership
operations          (601,464)    (683,092)   (1,746,292   (2,431,601
                                                      )            )


(Continued on the following page.)

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
                   SEPTEMBER 30, 1995 (UNAUDITED)
                 AND SEPTEMBER 30, 1994 (UNAUDITED)
                             (Continued)

                     Thirteen Weeks            Thirty-Nine Weeks
                Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
          Not        1995          1994          1995          1994
          es
          <C
          >
Discon-
tinued
opera-
tions:
Income/(L
oss)
from
discon-
tinued
opera-
tions
of:       2,3
Cable
Televi-
sion
Systems
Segment                   -             -             -   (6,784,982)
Productio
n
Segment                   -      (36,170)             -      (46,475)
Televi-
sion and
Radio
Station
Segment
                          -   (1,036,216)             -   (3,054,155)

(Continued on the following page.)

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
                   SEPTEMBER 30, 1995 (UNAUDITED)
                 AND SEPTEMBER 30, 1994 (UNAUDITED)
                             (Continued)


                       Thirteen Weeks           Thirty-Nine Weeks
                  Sept. 30,     Sept. 30,     Sept. 30,    Sept. 30,
            Not        1995          1994         1995          1994
             es
            <C
            >
Gain on
Sale of
Discon-
tinued
Cable
Televi-sion
Systems
Segment
                            -      600,000             -       600,000


Gain on
Sale of
Discon-
tinued
Televi-sion
and Radio
Station
Segment
                    7,786,731            -      9,471,059            -

                    7,786,731     (472,386      9,471,059  (9,285,612)
                                         )
NET INCOME/
(LOSS)
BEFORE
EXTRA-
ORDINARY
ITEM
                    7,185,267  (1,155,478)      7,724,767 (11,717,213)

EXTRA-
ORDINARY
ITEM                        -  130,330,596              -  130,330,596


NET INCOME        $ 7,185,267  $129,175,118  $  7,724,76   $118,613,38
                                                       7             3
(Continued on the following page.)


                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
                   SEPTEMBER 30, 1995 (UNAUDITED)
                 AND SEPTEMBER 30, 1994 (UNAUDITED)
                             (Continued)

                     Thirteen Weeks            Thirty-Nine Weeks
                Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
          Not        1995          1994          1995          1994
          es
          <C
          >

Per Unit
of
Limited
Partner-
ship
Inter-
est:
Loss from
Partner-
ship
opera-
tions          $     (5.31)   $    (6.03)   $   (15.42)   $   (21.47)

Income/-
(Loss)
from
discon-
tinued
opera-
tions                 68.74        (4.17)         83.61       (81.97)

EXTRAOR-
DINARY
ITEM                      -      1,150.52             -      1,150.52

NET
INCOME          $     63.43    $ 1,140.32    $    68.19    $ 1,047.08

Number of
Units             112,147.1     112,147.1     112,147.1     112,147.1

See Notes to Consolidated Financial Statements (Unaudited).


                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THIRTY-NINE WEEK PERIODS ENDED
                   SEPTEMBER 30, 1995 (UNAUDITED)
                 AND SEPTEMBER 30, 1994 (UNAUDITED)


                                    September     September 30,
                          Notes        30,               1994
                                         1995



Cash flows from
operating activities:

Net Income                         $  7,724,767   $ 118,613,383


Adjustments to reconcile
net income to net cash
used in operating
activities:

Amortization                                   -         223,465

Gain on disposition of
Maryland Cable                                -   (130,330,596)

Gain on sale of Windsor                        -       (600,000)

Gain on sale of
Television and Radio
Station Segment                     (9,471,059)               -


(Continued on the following page.)




               ML MEDIA OPPORTUNITY PARTNERS, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THIRTY-NINE WEEK PERIODS ENDED
                 SEPTEMBER 30, 1995 (UNAUDITED)
               AND SEPTEMBER 30, 1994 (UNAUDITED)
                           (Continued)

                                     September      September
                          Notes         30,            30,
                                         1995            1994



Change in operating
assets and liabilities:

Decrease in other assets                454,969           34,106

(Decrease)/Increase in
accounts payable and
accrued liabilities                   (82,734)           58,571

Change in Net
Liabilities of
Discontinued
Operations:

Cable Television
Systems Segment                              -        6,784,982

Television and Radio
Station Segment                              -        3,641,132

Production Segment                            -          46,475


Net cash used in
operating activities                (1,374,057     (1,528,482)
                                             )


(Continued on the following page.)


             ML MEDIA OPPORTUNITY PARTNERS, L.P.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THIRTY-NINE WEEK PERIODS ENDED
                SEPTEMBER 30, 1995 (UNAUDITED)
              AND SEPTEMBER 30, 1994 (UNAUDITED)
                         (Continued)

                                   September      September
                        Notes         30,            30,
                                        1995           1994



Cash flows from
investing activities:

Purchase of property,
plant and equipment                         -      (655,150)

Proceeds from sale of
radio station WMXN-FM                3,334,01              -
                                            3

Proceeds from
disposition of
Maryland Cable                              -      9,231,536




Net cash provided by
investing activities                3,334,013      8,576,386


Cash flows from
financing activities:

Cash Distribution                    (2,945,27              -
                                           5)


Net Cash used in
financing activities               (2,945,275              -
                                            )


(Continued on the following page.)



             ML MEDIA OPPORTUNITY PARTNERS, L.P.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THIRTY-NINE WEEK PERIODS ENDED
                SEPTEMBER 30, 1995 (UNAUDITED)
              AND SEPTEMBER 30, 1994 (UNAUDITED)
                         (Continued)

                                 September 30,  September 30,
                         Notes         1995            1994


Net (decrease)/increase
in cash and cash
equivalents                        (985,319)       7,047,904

Cash and cash
equivalents at
beginning of year                  2,150,473       3,739,678

Cash and cash
equivalents at end of
period                           $ 1,165,154    $ 10,787,582




Supplemental Disclosure:

Effective February 21, 1995, the Partnership sold the assets of radio station WMXN-FM.

Effective September 15, 1995, the Partnership sold all of the capital stock of Avant Development Corporation.


See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 30, 1995
                           (UNAUDITED)


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ML Media Opportunity Partners, L.P. (the "Partnership") was formed and the Certificate of Limited Partnership was filed under the Delaware Revised Uniform Limited Partnership Act on June 23, 1987. Operations commenced on March 23, 1988 with the first closing of the sale of units of limited partnership interest. Media Opportunity Management Partners (the "General Partner") is a joint venture, organized as a general partnership under New York law, between RP Opportunity Management, L.P., a limited partnership under Delaware law, and ML Opportunity Management Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. The General Partner was formed for the purpose of acting as general partner of the Partnership. The General Partner's total capital contribution was $1,132,800 at December 31, 1994 which represents 1% of the total Partnership capital contributions.

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

Additional information, including the audited year end 1994 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1994 on file with the Securities and Exchange Commission.
2.   Liquidity

At September 30, 1995, the Partnership had $1,165,154 in cash and cash equivalents.

The Partnership consummated the sale of WMXN-FM on February 21, 1995 (see below), and made a cash distribution to Limited
Partners of $26 per unit from the net distributable sales proceeds.

The Partnership consummated the sale of stock of Avant
Development Corporation ("Avant"), the corporation which owns television station WRBL-TV on September 15, 1995. The
Partnership is currently marketing the remaining two TCS television stations for potential sale during the first half of 1996. (See below.)

During the remainder of 1995 and 1996, the Partnership will continue to attempt to sell or otherwise dispose of all of its remaining investments in media properties and anticipates completing these actions prior to December 31, 1996. The status of all of the Partnership's investments is discussed in more detail below.

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

Following receipt of FCC approval, on February 21, 1995, US Norfolk purchased WMXN-FM for approximately $3.5 million, subject to a future adjustment based on a post-closing accounting reconciliation between US Norfolk and the Partnership required by the Asset Purchase Agreement. The Partnership does not currently anticipate that such potential future adjustment will be material. Following payment of a transaction fee to a third party unaffiliated with the Partnership or its affiliates, approximately $3.3 million was remitted to the Partnership. In addition, on March 7, 1995, approximately $400,000 was returned to the Partnership from WMXN-FM's cash balances.

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

TCS

TCS is in default of certain covenants under its note agreements as of September 30, 1995. TCS expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1995. TCS engaged in discussions with its note holders regarding a potential restructuring of TCS's note agreements, but ultimately decided to pursue a sale of the TCS stations. The Partnership engaged Furman Selz Incorporated to assist in marketing the TCS television stations for sale. The marketing of the sale of such stations commenced in December 1994.

On September 15, 1995, TCS Television, Inc., a wholly owned subsidiary of TCS, completed the sale to The Spartan Radiocasting Company ("Spartan") of all of the outstanding capital stock of Avant for a net sales price of $22.7 million. From the proceeds of the sale, a reserve of approximately $1.4 million was established to cover certain expenses and liabilities relating to the sale and $1,250,000 was deposited into an indemnity escrow to secure TCS Television, Inc.'s indemnification obligations to Spartan for taxes and other liabilities. In addition, approximately $18.9 million was applied to repay a portion of TCS' total indebtedness of approximately $43 million as of December 1994, which is secured by a pledge of the shares of Fabri Development Corporation ("Fabri"), another wholly owned subsidiary of TCS Television, Inc. which owns and operates KQTV, St. Joseph Missouri and WTWO-TV Terre Haute, Indiana and approximately $1.1 million was used to pay closing costs. The Partnership is actively marketing these two stations for potential sale during the first half of 1996. The Partnership recognized a gain, for financial reporting purposes, on the sale of Avant of approximately $17.6 million, offset by a reserve for estimated losses on the sale of the remaining television stations of TCS of approximately $9.9 million.

During the process of marketing the TCS television stations, while TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the right to foreclose on the stock of Fabri, but not the other assets of the Partnership. Whether or not the Partnership is able to sell all the TCS television stations, it is unlikely that the Partnership will recover more than a nominal amount of its investment in TCS.

Paradigm

Paradigm and/or BBAD are not currently producing television programs, and the Partnership has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992. Paradigm and/or BBAD took several steps in 1992 and 1993 to reduce operating costs, primarily by reducing the number, and compensation, of employees. However, Paradigm and/or BBAD did not operate profitably during 1993, and were dependent on outside sources, primarily Bob Banner Associates Inc. ("Associates"), to finance BBAD's monthly operating costs. The Partnership elected not to fund such operating costs. The Partnership actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs but was unable to identify such a partner. Paradigm and/or BBAD have no liability for borrowed funds. The Partnership has entered into an agreement with Associates under which Paradigm retains the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD were assigned to Associates, and Paradigm retained a percentage interest in all such projects and concepts. It is the Partnership's intention to attempt to sell its interest in the Paradigm and/or BBAD programs and projects. However, it is unlikely that the Partnership will recover more than a nominal portion, if any, of its original investment in Paradigm and/or BBAD.

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

As of September 30, 1995, the Partnership's 351,665 shares in WWC represented an ownership percentage equal to approximately 2.4%.

Summary

In summary of the Partnership's liquidity status, the approximately $1.1 million that the Partnership has available for working capital is not sufficient to meet all of the contractual debt obligations of all of its investments. The Partnership has no contractual commitment to advance funds to any of its investments, other than its obligation to fund cash shortfalls resulting from pre-sale claims related to its former investments in IMPLP/IMPI and Intelidata.

3.   DISCONTINUED OPERATIONS

Television and Radio Station Segment

Due to the disposition of WMXN-FM on February 21, 1995 and the Partnership's decision to sell TCS (see Note 2), the Partnership has presented its Television and Radio Station Segment (comprised of WMXN-FM and TCS) as discontinued operations. The September 30, 1994 Consolidated Statement of Operations and Consolidated Statement of Cash Flows, have each been restated to present such discontinued operations.

The net liabilities of the discontinued operations of this segment on the Consolidated Balance Sheets are comprised of the following:

                                         As of
                                      December 31,
                                            1994
Property, plant and
equipment, net                         $  5,833,854

Intangible assets, net                   35,616,068

Other assets                             14,597,378

Borrowings                             (42,999,804)

Other liabilities                      (19,184,542)

Net liabilities of
discontinued operations               $ (6,137,046)


The change in the net liabilities of this segment is due primarily to the sale of WMXN-FM on February 21, 1995 the sale of the capital stock of Avant on September 15, 1995 and the expected loss on the disposition of the remaining stations comprising its Television and Radio Station Segment. This expected loss has offset the gain on the sale of the capital stock of Avant by estimated losses of approximately $9.9 million. (See Note 2.)

Summarized results of the discontinued operations of this segment on the Consolidated Statements of Operations are as follows:

                                 Thirteen      Thirty-Nine
                               Weeks Ended     Weeks Ended
                              September 30,   September 30,
                                     1994            1994
Operating Revenues               $ 3,583,833     $10,669,231

Less: Operating Expenses           3,306,103       9,833,223

Operating Income                     277,730         836,008

Interest Expense                 (1,313,946)     (3,890,163)

Loss from discontinued
operations                     $(1,036,216)    $(3,054,155)


Cable Television Systems Segment

Due to the disposition of Windsor and Maryland Cable in 1994, the results of the Cable Television Systems Segment (comprised of Windsor and Maryland Cable) have been reported separately in the September 30, 1994 Consolidated Statements of Operations and the Consolidated Statement of Cash Flows as discontinued operations. Summarized results of discontinued operations of this segment on the Consolidated Statement of Operations are as follows:

                                     Thirty-Nine
                                     Weeks Ended
                                    September 30,
                                           1994
Operating Revenues                    $10,730,711

Less:  Operating Expenses               9,750,040

Operating Income                          980,671

Interest Expense                      (7,765,653)

Loss from discontinued operations    $(6,784,982)



Production Segment

Due to the expected disposition of Paradigm, the Partnership's Production Segment is presented as discontinued operations. The September 30, 1994 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have each been restated to present such discontinued operations.

The net liabilities of the discontinued operations of this segment on the Consolidated Balance Sheets are comprised of the following:

                                 As of             As of
                             September 30,      December 31,
                                    1995              1994
Cash                             $   60,458       $   105,650

Accounts payable and
accrued liabilities               (201,169)         (246,361)

Net liabilities of
discontinued operations        $  (140,711)      $  (140,711)


Summarized results of the discontinued operations of this segment on the Consolidated Statements of Operations are as follows:

                              Thirteen        Thirty-Nine
                            Weeks Ended       Weeks Ended
                           September 30,     September 30,
                                  1994              1994
Operating Revenues           $      1,015       $     2,821

Less: Operating Expenses           36,705            48,648

Operating Loss                   (35,690)          (45,827)

Minority Interest                   (480)             (648)

Loss from discontinued
operations                 $    (36,170)      $   (46,475)



Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

Liquidity and Capital Resources.

At September 30, 1995, Registrant had $1,165,154 in cash and cash equivalents.

Registrant consummated the sale of WMXN-FM on February 21, 1995
(see below), and made a cash distribution to Limited Partners of $26 per unit from the net distributable sale proceeds.

Registrant consummated the sale of stock of Avant Development Corporation ("Avant"), the corporation which owns television station WRBL-TV on September 15, 1995. Registrant is currently marketing the remaining two TCS television stations for potential sale during the first half of 1996. (See below.)

During the remainder of 1995 and 1996, Registrant will continue to attempt to sell or otherwise dispose of all of its remaining investments in media properties and anticipates completing these actions prior to December 31, 1996.

In summary of Registrant's liquidity status, the approximately $1.1 million that Registrant has available for working capital is not sufficient to meet all of the contractual debt obligations of all of its investments. Registrant has no contractual commitment to advance funds to any of its investments, other than its obligation to fund cash shortfalls resulting from pre-sale claims related to its former investments in IMPLP/IMPI and Intelidata.

Sale of WMXN-FM

Registrant entered into an Option Agreement, effective January 25, 1994, with US Radio, Inc. ("US Inc."), a Delaware corporation, and an affiliated entity, US Radio, L.P. ("US Radio"), a Delaware limited partnership, neither of which is affiliated with Registrant. Pursuant to the Option Agreement, Registrant granted US Inc. an option (the "Call"), exercisable at any time prior to January 15, 1995, to purchase substantially all of the assets of WMXN-FM (the "Assets") for a cash price of $3.5 million. On September 23, 1994, US Inc. exercised the Call. On October 24, 1994, Registrant and US Radio of Norfolk, Inc. ("US Norfolk"), an affiliate of US Inc. to which US Inc. assigned its option to purchase WMXN-FM, filed an application with the FCC requesting assignment of the license of WMXN-FM from Registrant to US Norfolk pursuant to the terms of an Asset Purchase Agreement.

Following receipt of FCC approval, on February 21, 1995, US Norfolk purchased WMXN-FM for approximately $3.5 million, subject to a future adjustment based on a post-closing accounting reconciliation between US Norfolk and Registrant required by the Asset Purchase Agreement. Registrant does not currently anticipate that such potential future adjustment will be material. Following payment of a transaction fee to a third party unaffiliated with Registrant or its affiliates, approximately $3.3 million was remitted to Registrant. In addition, on March 7, 1995, approximately $400,000 was returned to Registrant from WMXN's cash balances.

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

TCS

TCS is in default of certain covenants under its note agreements as of September 30, 1995. TCS expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1995. TCS engaged in discussions with its note holders, but ultimately decided to pursue a sale of the TCS stations. Registrant engaged Furman Selz Incorporated to assist in marketing the TCS stations for sale. The marketing of the sale of such stations commenced in December 1994.

On September 15, 1995, TCS Television, Inc., a wholly owned subsidiary of TCS, completed the sale to The Spartan Radiocasting Company ("Spartan") of all of the outstanding capital stock of Avant for a net sales price of $22.7 million. From the proceeds of the sale, a reserve of approximately $1.4 million was established to cover certain expenses and liabilities relating to the sale and $1,250,000 was deposited into an indemnity escrow to secure TCS Television, Inc.'s indemnification obligations to Spartan for taxes and other liabilities. In addition, approximately $18.9 million was applied to repay a portion of TCS' total indebtedness of approximately $43 million, as of December 1994, which is secured by a pledge of the shares of Fabri Development Corporation ("Fabri"), another wholly owned subsidiary of TCS Television, Inc. which owns and operates KQTV, St. Joseph Missouri and WTWO-TV Terre Haute, Indiana and approximately $1.1 million in closing costs. The Partnership is actively marketing these two stations for potential sale during the first half of 1996. Registrant recognized a gain, for financial reporting purposes, on the sale of Avant of approximately $17.6 million, offset by a reserve for estimated losses on the sale of the remaining television stations of TCS of approximately $9.9 million.

During the process of marketing the TCS television stations, while TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the right to foreclose on the stock of Fabri but not the other assets of Registrant. Whether or not Registrant is able to sell all the TCS television stations, it is unlikely that Registrant will recover more than a nominal amount of its investment in TCS.

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

As of September 30, 1995, Registrant's 351,665 shares in WWC represented an ownership percentage equal to approximately 2.4%.

Results of Operations.

For the thirteen week periods ended September 30, 1995 and September 30, 1994:

Registrant generated a loss from Partnership operations in the third quarter of 1995 of approximately $601,000 which was comprised primarily of management fees of approximately $589,000.

The loss from Partnership operations decreased from approximately $683,000 in the third quarter of 1994 to approximately $601,000 in the third quarter of 1995 primarily due to reduced management fees as a result of fewer operating properties in the third quarter of 1995, and no amortization expense in the third quarter 1995 due to the full amortization of certain deferred assets at the end of 1994, offset by a decrease in interest income in the third quarter of 1995, as compared to the same period in 1994. Registrant's interest income in the third quarter of 1994 represents primarily interest income Registrant earned through its ML Cable affiliate on ML Cable's $6.8 million participation it held in the senior bank debt of Maryland Cable.

In addition to Registrant's loss from Partnership operations described above, Registrant's net income in the third quarter of 1995 of approximately $7.2 million is comprised of a gain of approximately $17.6 million on the sale of the capital stock of Avant Development Corporation and additional anticipated losses on the sale of the remaining TCS stations of approximately $9.9 million. In addition to Registrant's loss from Partnership operations described above, Registrant's net income in the third quarter of 1994 of approximately $129.2 million is primarily comprised of a gain of approximately $130.3 million from the sale of Maryland Cable in the 1994 period.

For the thirty-nine week periods ended September 30, 1995 and September 30, 1994:

Registrant generated a loss from Partnership operations in the first three quarters of 1995 of approximately $1.7 million, which was comprised primarily of management fees of approximately $1.8 million.

The loss from Partnership operations decreased from approximately $2.4 million for the first three quarters of 1994 to approximately $1.7 million for the first three quarters of 1995 primarily due to reduced management fees as a result of fewer operating properties in the first three quarters of 1995, and no amortization expense in the first three quarters of 1995 due to the full amortization of certain deferred assets at the end of 1994. In addition, Registrant recognized income in the second quarter of 1995 related to management services it provided to Maryland Cable prior to its disposition of Maryland Cable, offset by a decrease in interest income in the three quarters of 1995, as compared to the same period in 1994. Registrant's interest income in the three quarters of 1994 represents primarily interest income Registrant earned through its ML Cable affiliate on ML Cable's $6.8 million participation it held in the senior bank debt of Maryland Cable.

In addition to the Registrant's loss from Partnership operations described above, Registrant's net income in the first three quarters of 1995 of approximately $7.8 million, is comprised of a gain of approximately $17.6 million on the sale of the capital stock of Avant Development Corporation, a gain of approximately $1.7 million on the sale of radio station WMXN-FM and additional anticipated losses on the sale of the remaining TCS stations of approximately $9.9 million. In addition to Registrant's loss from Partnership operations described above, Registrant's net income in the first three quarters of 1994 of approximately $118.6 million is primarily comprised of a gain of approximately $130.3 million from the sale of Maryland Cable in the 1994 period, offset by discontinued operations loss of $9.3 million.

                  PART II - OTHER INFORMATION.


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


                          ML MEDIA OPPORTUNITY PARTNERS, L.P.

                          By:  Media Opportunity Management Partners
                               General Partner

                          By:  RP Opportunity Management, L.P.
                               General Partner

                          By:  IMP Opportunity Management Inc.



Dated: November 14, 1995  /s/ I. Martin Pompadur
                              I. Martin Pompadur
                              Director and President
                              (principal executive officer
                               of the Registrant)

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


                            ML MEDIA OPPORTUNITY PARTNERS, L.P.

                            By:  Media Opportunity Management
                            Partners
                                 General Partner

                            By:  ML Opportunity Management Inc.



Dated: November 14, 1995    /s/ Kevin K. Albert
                                Kevin K. Albert
                                Director and President


Dated: November 14, 1995    /s/ Robert F. Aufenanger
                                Robert F. Aufenanger
                                Director and Executive Vice President


Dated: November 14, 1995    /s/ Diane T. Herte
                                Diane T. Herte
                                Treasurer
                                (principal accounting officer and
                                 principal financial officer
                                 of the Registrant)