Form 10-K
period 1995-12-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1996-04-01
CIK 818080

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549





                            FORM 10-K



             ANNUAL REPORT PURSUANT TO SECTION 13 OR

          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended

                        December 31, 1995



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



                             Part I.



Item l.   Business.



Formation



ML Media Opportunity Partners, L.P. ("Registrant"), a Delaware

limited partnership, was organized on June 23, 1987.  Media

Opportunity Management Partners, a New York general partnership

(the "General Partner"), is Registrant's sole general partner.

The General Partner is a joint venture, organized as a general partnership under New York law, between RP Opportunity

Management, L.P. ("RPOM") and ML Opportunity Management, Inc.,

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



Registrant was formed to acquire, finance, hold, develop,

improve, maintain, operate, lease, sell, exchange, dispose of and otherwise invest in and deal with media businesses and direct and indirect interests therein.  During 1995, Registrant continued

its operations phase while selling or disposing of a significant portion of its investments.



Registrant received initial capitalization of $4,000 and $100 from the General Partner and initial limited partners

respectively.  On January 14, 1988, Registrant commenced the offering through MLPF&S of up to 120,000 units of limited

partnership interest ("Units") at $1,000 per Unit.  On March 23,

1988 and April 27, 1988, Registrant had its first and second closings on the sale of 99,131 and 13,016 Units, respectively,

thereby admitting additional limited partners to Registrant.  As of December 31, 1995, total limited partners' and General

Partner's capital contributions were $112,147,100 and $1,132,800,

respectively.



Media Properties



As of December 31, 1995, Registrant's investments in media

properties consist of an ownership of approximately 2.4% of the stock of a cellular telecommunications company, a 50% interest in a California based company involved in the production of

television and cable programming, a minority investment in an affiliated group of companies based in the United Kingdom formed to develop or acquire European media and entertainment companies,

and a 51.005% ownership interest in a partnership which owns two television stations in Indiana and Missouri.



Registrant has completed the sale of the following Media

properties, all further detailed below.  As of July 1, 1993,

Registrant entered into three transactions to sell the business of International Media Publishing, L.P. ("IMPLP")/International

Media Publishing, Inc. ("IMPI") and Intelidata Limited

("Intelidata").  On May 18, 1994, Registrant completed the sale of the assets of its cable television systems in North Carolina

("the Windsor Systems").  Effective September 30, 1994,

Registrant disposed of the business and assets of its cable

television systems in Maryland ("Maryland Cable").  On February

21, 1995, Registrant completed the sale of its radio station in

Virginia ("WMXN-FM").  Finally, on September 15, 1995, Registrant

completed the sale of all of the outstanding capital stock of

Avant Development Corporation, the corporation which owned

television station WRBL-TV.



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

1998 (the "Discount Notes").



On December 31, 1993, Registrant, Maryland Cable, Maryland Cable

Holdings Corp. ("Holdings") and ML Cable Partners (see below)

entered into an Exchange Agreement with Water Street Corporate

Recovery Fund I, L.P. (the "Water Street Fund") providing for a restructuring of Maryland Cable.  The Water Street Fund held approximately 85% of the outstanding principal amount of the

Discount Notes of Maryland Cable.  Also, as of December 31, 1993,

another holder of the Discount Notes (representing 7% of the outstanding principal amount) joined in the Exchange Agreement.



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

Reorganization of Maryland Cable and Holdings (the "Prepackaged

Plan").



On September 30, 1994, the Amended Prepackaged Plan was

consummated.  Pursuant to the Prepackaged Plan, Maryland Cable

and Holdings were liquidated into Maryland Cable Partners, L.P.,

a newly formed limited partnership ("Newco").  As a result of the liquidation, Newco acquired all of the assets of Maryland Cable,

subject to all of the liabilities of Maryland Cable that were not discharged pursuant to the Prepackaged Plan.



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

Registrant's Consolidated Statements of Operations.



Included in this gain is an estimated $450,000 management fee which Registrant was entitled to receive for managing the

Maryland Cable Systems from January 1, 1994 through September 30,

1994.  Registrant received this amount plus an additional

management fee of $128,212 during the second quarter 1995.



Windsor Systems



On April 13, 1988, Registrant purchased all of the assets of the community antenna television systems owned by Windsor

Cablevision, Inc. ("Windsor") serving four communities in North

Carolina (the "Windsor Systems").  The purchase price of the

Windsor Systems was $4,287,500, of which $1,257,500 was paid for in cash and $3,030,000 was financed by a seller note (the

"Windsor Note").



On May 18, 1994, Registrant sold the assets of the Windsor

Systems to Tar River Communications Inc. ("Tar River") for

$3,443,200, subject to post-closing adjustments.  At closing,

Registrant repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the

Windsor Note.  In addition, as required by the Asset Purchase

Agreement with Tar River, at closing, $342,160 ("the Escrowed

Monies") was placed into two separate escrow accounts to cover the potential costs of improving pole attachments and other

possible post-closing expenses.  As of February 21, 1996, a

portion of the Escrowed Monies in an amount equal to $200,000 plus $17,835 of interest was disbursed to Registrant in full settlement of the post-closing expense escrow.  The balance of the Escrowed Monies is being held for any additional pole

attachment costs.



A significant portion of the remaining $1,050,982 proceeds will be used to cover certain pre-closing liabilities to third

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

("US Radio"), a Delaware limited partnership.  Pursuant to the

Option Agreement, Registrant granted US Inc. an option (the

"Call"), exercisable at any time prior to January 15, 1995, to purchase substantially all of the assets of WMXN-FM for a cash price of $3.5 million.  On September 23, 1994, US Inc. exercised the Call.  On October 24, 1994, Registrant and US Radio of

Norfolk, Inc. ("US Norfolk"), an affiliate of US Inc. to which US

Inc. assigned its option to purchase WMXN-FM, filed an

application with the FCC requesting assignment of the license of

WMXN-FM from Registrant to US Norfolk pursuant to the terms of an

Asset Purchase Agreement.



On February 21, 1995, US Norfolk purchased WMXN-FM for

approximately $3.5 million.  Following payment of a transaction fee to a third party unaffiliated with Registrant and/or its affiliates, approximately $3.3 million was remitted to

Registrant.  Registrant recognized a gain of $1.7 million for financial reporting purposes in 1995 on the sale of WMXN-FM.  In addition, on March 7, 1995 and February 28, 1996, approximately

$400,000 and $66,000, respectively, was returned to Registrant from WMXN-FM's cash balances.



TCS Television Partners, L.P.



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



Concurrently, the equity partners in TCS agreed to seek

regulatory approval to alter the ownership structure of TCS.  On

March 26, 1993, Registrant was granted such approval by the FCC.

As a result, on March 26, 1993, Registrant and Commonwealth

purchased the 20.01% ownership interest held by Riverdale.  On

March 26, 1993, a wholly-owned subsidiary of Registrant, TCS

Management Corporation became the new sole general partner of TCS and Registrant's total ownership interest in TCS increased from

41% to 51.005% (1% of which is the general partner interest).

Registrant utilized approximately $170,000 of its working capital reserve to purchase its share of Riverdale's interest.



TCS was in default on covenants under its note agreements as of

December 31, 1994 and 1995, failed to make scheduled principal payments during 1994 and 1995 and expects to default on the

majority of its scheduled principal payments under its note

agreements for the remainder of 1996.  TCS engaged in discussions with its note holders regarding a potential restructuring of

TCS's note agreements, but ultimately decided to pursue a sale of the TCS stations.  Registrant engaged Furman Selz Incorporated to assist it in marketing the TCS television stations for sale.  The marketing of the sale of such stations commenced in December of

1994.



On September 15, 1995, TCS Television Inc. ("TCS Inc."), a wholly owned subsidiary of TCS, completed the sale to The Spartan

Radiocasting Company ("Spartan") of all of the outstanding

capital stock of Avant Development Corporation ("Avant"), a 100%-

owned corporate subsidiary of TCS, Inc. which owns WRBL-TV, for a net sales price of $22.7 million.  From the proceeds of the sale,

a reserve of approximately $1.4 million was established to cover certain expenses and liabilities relating to the sale and

$1,250,000 was deposited into an indemnity escrow to secure TCS

Television, Inc.'s indemnification obligations to Spartan for taxes and other liabilities.  In addition, approximately $18.9 million was applied to repay a portion of TCS' total indebtedness of approximately $43 million as of December 31, 1994, which is secured by a pledge of the shares of Fabri Development

Corporation ("Fabri"), another wholly owned subsidiary of TCS

Television, Inc. which owns and operates KQTV, St. Joseph,

Missouri and WTWO-TV Terre Haute, Indiana and approximately $1.1 million was used to pay closing costs.  Registrant is actively marketing these two remaining stations for sale.  Registrant recognized a gain, for financial reporting purposes, on the sale of Avant of approximately $17.6 million, offset by a reserve for estimated losses on the sale of the remaining television stations of TCS of approximately $9.9 million.



During the process of marketing the TCS television stations,

while TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the ability to foreclose on the stock of Fabri, but not the other assets of Registrant.  It is Registrant's intention to actively pursue a sale of the two remaining TCS television stations;

however, Registrant may not be able to reach a final agreement with potential purchasers on terms acceptable to Registrant.

Whether or not Registrant is able to sell all the TCS television stations, it is unlikely that Registrant will recover more than a nominal amount of its investment in TCS.



Refer to Notes 2,4 and 6 of "Item 8. Financial Statements and

Supplementary Data" for further information regarding TCS's debt.



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



Effective June 23, 1992, Paradigm formed a general partnership with Associates to start a new production company Bob Banner

Associates Development ("BBAD").  Paradigm and/or BBAD are not

currently producing television programs, and Registrant has not advanced any funds to Paradigm and/or BBAD since the second

quarter of 1992.  Paradigm and/or BBAD took several steps in 1992 and 1993 to reduce operating costs, primarily by reducing the number, and compensation, of employees.  However, Paradigm and/or

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

Registrant actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs but was unable to identify such a partner.  Paradigm and/or

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

BBAD.

As of December 31, 1995, Registrant had advanced a total of

approximately $7.5 million to Paradigm (net of funds returned by

Paradigm).



GCC/WWC



On May 24, 1989, Registrant entered into a subscription and

purchase agreement (the "Subscription Agreement") to purchase

500,000 shares of Series A Convertible Preferred Stock

("Preferred Stock") of General Cellular Corporation ("GCC") at

$30 per share, for a total subscription of $15 million.  GCC is an owner and operator of cellular telephone systems.  In 1990,

Registrant wrote down the value of its investment in GCC by $15 million, the full value of its preferred stock investment in GCC,

because of GCC's inability at that time to raise the financing critical to its viability as a going concern.



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

Corporation ("WWC"), a new company which was organized to own the equity interest of GCC and Markets.  Following the consummation of the business combination on July 29, 1994, WWC became the owner of 100% of Registrant's interests in Markets and

approximately 95% of the outstanding common stock of GCC.

Subsequently, WWC acquired the remaining shares and now owns 100%

of the outstanding common stock of GCC.



Registrant owns approximately 2.4% of the outstanding shares of

WWC.  The parties have entered into a stockholders agreement containing certain restrictions on transfer, registration rights and corporate governance provisions.  On March 15, 1996, WWC filed a registration statement of Form S-1.  As a result of such registration, Registrant is evaluating the rights and

restrictions on transfer set forth in the stockholders' agreement and is determining whether to join in the offering and sell its shares of WWC.



Investments and EMP, Ltd. and MVT



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

8.0%.  Subsequently, Christopher Turner as nominee, purchased

Charles Dawson's interest for a nominal fee.



During 1994 and 1995, the Media Ventures Companies continued to

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

Ltd.  Simultaneously, Registrant and EMP, Ltd. entered into an agreement whereby EMP, Ltd.'s 10% interest in Teletext was

transferred, together with a 350,000 pound loan (approximately

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

MVT to EMP, Ltd. at any time between September 30, 1995 and

September 30, 1998.  During 1995, Registrant received

approximately $108,000 in dividends from MVT.  In January, 1996,

EMP, Ltd. decided to exercise its right to require Registrant to sell its interest in MVT to EMP, Ltd. and notified Registrant of its intention to acquire Registrant's interest.  Registrant is currently negotiating the terms of such sale. It is likely that

Registrant will not recover the majority of its $2.0 million investment in Investments either from Investments or from MVT.



IMP/INTELIDATA



On June 22, 1990, Registrant entered into a limited partnership agreement whereby Registrant and ML Media International, Inc. (a wholly-owned subsidiary of Registrant), together with Venture

Media & Communications, L.P. and Tyler Information Strategies,

Inc. ("Tyler") formed International Media Publishing, L.P.

("IMPLP") and its wholly-owned subsidiary, International Media

Publishing, Inc. ("IMPI") to develop European business

information businesses.  IMPLP/IMPI originally developed,

produced and marketed a newsletter and certain related products focusing on European media business and finance.  In the fourth quarter of 1991, Registrant expanded IMPLP/IMPI's European

business information activities by acquiring -- through a newly-

formed corporation, Intelidata Limited ("Intelidata") -- a

division of Logica plc.  IMPLP/IMPI/Intelidata did not operate profitably, and were dependent on Registrant for working capital advances.  Registrant sought a strategic partner to invest in

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

plc. ("Romtec") in exchange for future consideration, based on both the amount of assets and liabilities transferred to Romtec and the combined profits of the portion of the Intelidata

business acquired by Romtec and another, existing division of

Romtec.  In addition, certain liabilities of Intelidata were assumed by Romtec.



As a result of the above transactions, Registrant recorded a writedown of approximately $364,000 of certain assets of

IMPLP/IMPI/Intelidata in the second quarter of 1993 to reduce

Registrant's net investment to a net realizable value of zero.

Subsequent to the sale of the businesses, Registrant advanced net additional funds totaling approximately $100,000 through December

31, 1995 to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors.

Registrant anticipates that it will make additional such advances to IMPLP/IMPI and Intelidata during 1996.  The total of any

Registrant obligations to fund such advances, including certain contractual obligations, is not currently anticipated to exceed the amount of the writedown.  It is unlikely that Registrant will recover any portion of its investment in IMPLP/IMPI/Intelidata.



Employees.



As of December 31, 1995, Registrant and its consolidated

subsidiaries employed approximately 127 persons.  The business of

Registrant is managed by the General Partner.  RPOM, MLOM and ML

Leasing Management Inc., all affiliates of the General Partner,

employ individuals who perform the management and administrative services for Registrant.



COMPETITION.



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



LEGISLATION AND REGULATION.



Television Industry



The Telecommunications Act of 1996 (the "1996 Act") liberalizes the television ownership rules by eliminating the national

ownership cap.  A person or entity may now directly or indirectly own, operate, or control, or have a cognizable interest in any number of television stations nationwide.  The 1996 Act also raises the national television audience reach limit from 25% to

35% of all United States households.  Although the 1996 Act

retains the television duopoly rule, which prohibits ownership of two TV stations in the same market, the 1996 Act directs the FCC to reexamine the rule through a rulemaking.  With respect to the radio/TV cross-ownership restriction, the 1996 Act extends the

FCC's one-to-a-market waiver policy to the top 50 markets.

Congress also directed the FCC to revise the dual network rule to permit broadcast stations to affiliate with two or more networks,

unless the combination is composed of (1) two of the four

established networks (i.e., ABC, CBS, NBC, and Fox) or (2) any of the four networks and one of the two emerging networks.  The 1996

Act eliminates the network/cable cross-ownership ban, but ensures carriage, channel positioning, and nondiscriminatory treatment of nonaffiliated broadcast stations.  The 1996 Act also repeals the statutory ban (but not the related FCC rules) on the common

ownership of a television station and a cable system in

situations where the cable system is located within the Grade B contour of the television station.  In addition, the 1996 Act grandfathers any existing television LMAs that are in compliance with FCC regulations.  Last, the 1996 Act requires the FCC to review its ownership rules biennially to determine whether they are necessary in the public interest.



The 1996 Act also has several provisions relating to broadcast license reform.  The 1996 Act permits the FCC to extend broadcast license terms for both radio and television stations up to 8 years.  The FCC's discretion in license renewals also is limited by the 1996 Act.  Renewal of a broadcast license is now required under certain circumstances without considering competing

applications.  The 1996 Act also requires broadcasters to report viewer complaints regarding violent programming to the FCC.



On a local basis, FCC rules currently allow an entity to have an attributable interest (as defined below) in only one television station in a market.  In addition, FCC rules and/or the

Communications Act generally prohibit an individual or entity from having an attributable interest in a television station and a radio station (for which a waiver may now be sought in the top

50 markets under the 1996 Act), daily newspaper or cable

television system that is located in the same local market area served by the television station.  Proposals currently before the

FCC would substantially alter these standards.  For example, in a recently initiated rulemaking proceeding, the FCC suggests

narrowing the geographic scope of the local television cross-

ownership rule (the so-called "duopoly" rule) from Grade B to

Grade A contours, and eliminating the television/radio cross-

ownership restriction (the so-called "one-to-a-market" rule)

entirely, or at least exempting larger markets.  These rulemaking proposals may be changed and/or expanded in a new rulemaking proceeding that is anticipated this year as a result of the 1996

Act.



Under current FCC regulations, holders of debt instruments, non-

voting stock and certain limited partnership interests (provided the licensee certifies that the limited partners are not

"materially involved" in the management or operation of the

subject media property) are not generally considered to own an

"attributable" interest in a particular media property.  In the case of corporations, ownership of television licenses generally is "attributed" to all officers and directors of a licensee, as well as shareholders who own 5% or more of the outstanding voting stock of a licensee, except that certain institutional investors who exert no control or influence over a licensee may own up to

10% of such outstanding voting stock before attribution results.

In addition, the FCC's cross-interest policy, which precludes an individual or entity from having an attributable interest in one media property and a "meaningful" (but not attributable) interest in a broadcast, cable or newspaper property in the same area, may be invoked in certain circumstances to reach interests not

expressly covered by the multiple ownership rules.  On January

12, 1995, the FCC released a "Notice of Proposed Rule Making"

designed to permit a "thorough review of its broadcast media attribution rules."  Among other things, the FCC is considering the following:  (i) whether to change the voting stock

attribution benchmarks from five percent to ten percent and, for passive investors, from ten percent to twenty percent; (ii)

whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable,

should be considered attributable; (iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not

considered cognizable if a single majority shareholder owns more than fifty percent of the voting stock); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited

liability companies and other new business forms for attribution purposes; (vi) whether to eliminate or codify the cross-interest policy; and (vii) whether to adopt a new policy which would

consider whether multiple "cross interest" or other significant business relationships (such as time brokerage agreements, debt relationships, or holdings of non-attributable interests), which individually do not raise concerns, raise issues with respect to diversity and competition.



Recent Developments, Proposed Legislation and Regulation



The FCC recently decided to eliminate the prime time access rule

("PTAR"), effective August 30, 1996.  PTAR currently limits a television station's ability to broadcast network programming

(including syndicated programming previously broadcast over a network) during prime time hours.  The elimination of PTAR could increase the amount of network programming broadcast over a

station affiliated with ABC, NBC or CBS.  Such elimination also could result in (i) an increase in the compensation paid by the network to a station (due to the additional prime time during which network programming could be aired by a network-affiliated station) and (ii) increased competition for syndicated network programming that previously was unavailable for broadcast by network affiliates during prime time.



The FCC also recently announced that it was rescinding its

remaining financial interest and syndication ("fin-syn") rules.

The fin-syn rules restricted the ability of ABC, CBS and NBC to obtain financial interests in, or participation in syndication of, prime-time entertainment programming created by independent producers for airing during the networks' evening schedules.



The FCC currently has under consideration, and the FCC and the

Congress both may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could,

directly or indirectly, affect the operation and ownership of the

Registrant's broadcast properties.  In addition to the matters noted above, such pending or potential subject areas include, for example, the license renewal process, spectrum use fees,

political advertising rates, potential advertising restrictions on certain products (such as beer and wine), the rules and

policies to be applied in enforcing the FCC's equal employment opportunity regulations, possible changes in the deductibility of advertising expenses, the standards to govern evaluation of

television programming directed toward children, and violent and indecent programming.  In addition, on June 15, 1995, the FCC initiated a review and update of certain long-standing rules governing the programming practices of broadcast television

networks and their affiliates.  Specifically, the FCC will

consider whether to modify, repeal or retain the following

programming-related rules: (1) the right to reject rule which ensures that a network affiliate retains the right to reject network programming; (2) the time option rule that currently prohibits a network from holding an option to use specified

amounts of an affiliate's broadcast time; (3) the exclusive

affiliation rule that forbids a network from preventing an

affiliate from broadcasting the programming of another network;

(4) the dual network rule that prevents a single entity from owning more than one broadcast television network; and (5) the network territorial exclusivity rule that prohibits an agreement between a network program not taken by the affiliate, and

prohibits an agreement that would prevent another station located in a different community from broadcasting any of the network's programs.  Moreover, in a separate but related proceeding

initiated on June 14, 1995, the FCC is considering whether to modify or repeal rules that currently forbid a network from

influencing an affiliate's advertising rates during non-network broadcast time, and whether to modify or repeal a rule forbidding a network from acting as an advertising representative for the sale of non-network time.



Advanced Television:



The FCC has proposed the adoption of rules for implementing

advanced television ("ATV") service in the United States.

Implementation of digital ATV will improve the technical quality of television signals receivable by viewers, and will enable television broadcasters the flexibility to provide new services,

including high-definition television ("HDTV"), simultaneous

multiple programs of standard definition television ("SDTV"), and data broadcasting.  The FCC must adopt service rules before

broadcasting with the new ATV technology can begin.  The FCC began an ATV rulemaking proceeding in 1987 and, by late 1992,

decided to assign to each existing broadcaster a second channel for the purpose of transitioning to ATV service.  Under the

transition plan, which would commence upon FCC adoption of the

ATV transmission standard and allotment plan, broadcasters would have six years to begin ATV broadcasting on their second channel,

and fifteen years to continue current "NTSC" broadcasts on their original channel.  For most of this period, "simulcasting" would be required, i.e., broadcasters would be required to transmit the same programs on both the ATV and NTSC channels.



Although the 1996 Act generally does not address this transition plan, the 1996 Act does direct the FCC -- if it issues additional licenses for ATV -- to limit eligibility for the licenses to existing television broadcast licensees, and adopt regulations to permit future licensees to offer ancillary or supplementary

services on designated frequencies.  These regulations, however,

must preserve ATV technology and quality and avoid derogation of

ATV services.  The regulations must also apply to any ancillary or supplementary service regulations applicable to analogous services (except that no ancillary or supplementary service shall have "must-carry" rights or be deemed a MVPD).  Moreover, if an

ATV licensee is directly or indirectly compensated for the

provision of ancillary or supplementary services, the FCC is directed to collect an annual fee (or some other method of

payment) that (1) recovers an amount that would have been

recovered had such services been licensed pursuant to a spectrum auction and (2) avoids unjust enrichment.  With respect to the

1992 transition plan, the 1996 Act states that if broadcasters are issued a transition channel, either the original or

additional license held by the broadcaster must be surrendered to the FCC for reallocation, reassignment, or both.



Recent developments may alter the FCC's 1992 transition plan.  In a 1995 further notice of proposed rulemaking, the FCC formally has questioned all of its earlier ATV decisions except for its prior determination to award second channels to existing

broadcasters.  For example, the agency is considering a shorter

(e.g., ten year) transition period, and likely will adopt

modified simulcasting rules.  The FCC also may assess fees on broadcasters that choose to offer some multiple program SDTV or data services on a subscription basis.



Recently, some members of Congress have proposed authorizing the

FCC to auction ATV channels, which would require existing

broadcasters to bid against other potential providers of ATV service.  Even if ATV channels are awarded without auction to existing broadcasters, the implementation of ATV will impose some near-term financial burdens on stations providing the service.

At the same time, there is potential for increased revenues from new ATV services (although subscription services may be subject to FCC fees).  While Registrant believes the FCC will authorize

ATV, Registrant cannot predict precisely when or under what

conditions such an authorization will occur, when NTSC operations must cease, or the overall effect the transition to ATV might have on Registrant's business.



Item 2.   Properties.



TCS owns the land and studio buildings at each of its two

locations (Terre Haute, Indiana and St. Joseph, Missouri) as well as broadcasting transmitters, antennas and towers at each

location.  In addition, TCS owns technical broadcasting equipment as well as the furniture and fixtures at TCS's two stations.

Registrant believes that the properties owned by the stations and the other equipment and furniture and fixtures owned are in

reasonably good condition and are adequate for the operations of the stations.



In addition, the offices of RPOM and MLOM are located at 350 Park

Avenue - 16th Floor, New York, New York 10022 and at The World

Financial Center, South Tower - 14th Floor, New York, New York,

10080-6114; respectively.





Item 3.   Legal Proceedings.



There are no material legal proceedings against Registrant or to which Registrant is a party.



Item 4.   Submission of Matters to a Vote of Security Holders.



There were no matters which required a vote of the limited

partners of Registrant during the fourth quarter of the fiscal year covered by this report.



                            Part II.



Item 5.   Market for Registrant's Common Stock and Stockholder

          Matters.



An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future.  Accordingly, accurate information as to the

market value of a Unit at any given date is not available.



As of February 15, 1996, the number of owners of Units was

14,799.



Beginning with the December 1994 client account statements,

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill

Lynch") implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements.  As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the

Registrant may continue to provide its estimate of net asset value to Unit holders.  Pursuant to the guidelines, estimated values for limited partnership interests originally sold by

Merrill Lynch (such as Registrant's Units) will be provided two times per year to Merrill Lynch by independent valuation

services.  The estimated values will be based on financial and other information available to the independent services on the prior August 15th for reporting on December year-end client

account statements, and on information available to the services on March 31st for reporting on June month-end Merrill Lynch

client account statements.  Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value.  The estimated values provided by the independent services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale.  In addition, Unit holders may not realize the

independent estimated value or the Registrant's current net asset value amount upon the liquidation of Registrant over its

remaining life.





Registrant does not distribute dividends, but rather distributes

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

In the second quarter of 1995, Registrant made a cash

distribution of $2,915,822 to its Limited Partners and $29,453 to

its General Partner following the sale of radio station WMXN-FM.



Item 6.   Selected Financial Data.





                      Year Ended     Year Ended     Year Ended
                     December 31,   December 31,   December 31,
                           1991           1992           1993
Interest              $  1,247,852    $   517,769     $   130,302

Loss from
Partnership
operations            (2,693,618)   $(3,275,961)    $(4,093,928)
Income/(loss) from
Discontinued
Operations           (76,547,407)   (35,096,389)    (30,223,491)
Gain on Sale of
Discontinued
Operations                      -              -               -
Extraordinary Item               -              -               -

Per Unit of Limited
Partnership
Interest:

Loss from
Partnership
operations           $     (23.78   $     (28.92   $     (36.14)
                                )              )
Income/(loss) from
Discontinued
Operations               (675.74)       (309.82)        (266.80)
Gain on Sale of
Discontinued
Operations                      -              -               -
Extraordinary Item               -              -               -

                        As of          As of          As of
                     December 31,   December 31,   December 31,
                           1991           1992           1993
Total Assets          $ 20,418,239    $ 9,293,863     $ 5,307,240


Number of Units          112,147.1      112,147.1       112,147.1




                           Year Ended      Year Ended
                          December 31,    December 31,
                                1994            1995
Interest                    $    430,730    $    105,808
Loss from Partnership
operations                $ (3,101,614)   $ (2,270,461)
Income/(loss) from
Discontinued Operations    (10,426,057)               -
Gain on Sale of
Discontinued Operations         600,000       9,471,059
Extraordinary Item           130,330,596               -

Per Unit of Limited
Partnership Interest:

Loss from Partnership
operations                $     (27.38)    $    (20.04)
Loss from Discontinued
Operations                      (92.04)               -
Gain on Sale of
Discontinued Operations            5.30           83.61
Extraordinary Item              1,150.52               -




                         As of           As of
                     December 31,    December 31,
                           1994            1995
Total Assets            $ 3,950,040     $ 1,919,356

Number of Units          112,147.1       112,147.1



Certain 1994 account balances have been reclassified to conform to the 1995 financial statement presentation.  See Note 3 of Item

8 "Financial Statement and Supplementary Data" for additional information regarding discontinued operations.

Item 7. Management's Discussion and Analysis of Financial

        Condition and Results of Operations.



Liquidity and Capital Resources.



TCS Television Partners L.P. ("TCS") was in default on covenants under its note agreements as of December 31, 1994 and 1995,

failed to make scheduled principal payments during 1994 and 1995 and expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1996.

TCS is in the process of marketing the remaining TCS stations for sale (see below).  The foregoing circumstances raise substantial doubt about Registrant's ability to continue as a going concern.



At December 31, 1995, Registrant had $570,336 in cash and cash equivalents.  At December 31, 1994, Registrant had $2,150,473 in

cash and cash equivalents.



Registrant consummated the sale of WMXN-FM on February 21, 1995

(see below), and made a cash distribution of $2,915,822 ($26 per

Unit) to Limited Partners and $29,453 to its General Partner from the net distributable sales proceeds.



Registrant consummated the sale of stock of Avant Development

Corporation ("Avant"), the corporation which owns television station WRBL-TV, on September 15, 1995.



Registrant will continue to attempt to sell or otherwise dispose of its remaining investments in media properties, and then

liquidate.  The status of all of Registrant's investments is discussed in more detail below.



Registrant has no contractual commitment to advance funds to any of its investments other than its obligation to fund cash

shortfalls resulting from pre-sale claims related to its former investments in IMPLP/IMPI and Intelidata.



Disposition of Maryland Cable



On September 30, 1994, the Amended Prepackaged Plan was

consummated.  Pursuant to the Prepackaged Plan, Maryland Cable

and Holdings were liquidated into Newco.  As a result of the liquidation, Newco acquired all of the assets of Maryland Cable,

subject to all of the liabilities of Maryland Cable that were not discharged pursuant to the Prepackaged Plan.



Under the Prepackaged Plan, Registrant received a 4.9% interest in Newco in satisfaction of (i) the $3,600,000 in subordinated promissory notes held by Registrant, plus accrued interest

thereon, (ii) the $5,379,833 in deferred management fees payable to Registrant, and (iii) certain other amounts payable to

Registrant.  Registrant immediately exercised its right to sell its 4.9% interest in Newco to the Water Street Fund (the holder of 85% of the outstanding principal amount of the 15-3/8%

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



Included in this gain is an estimated $450,000 management fee which Registrant was entitled to receive for managing the

Maryland Cable Systems from January 1, 1994 through September 30,

1994.  Registrant received this amount plus an additional

management fee of $128,212 during the second quarter 1995.



Sale of Windsor



On May 18, 1994, Registrant sold the assets of the Windsor

Systems to Tar River Communications Inc. ("Tar River") for

$3,443,200, subject to post-closing adjustments.  At closing,

Registrant repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the

Windsor Note.  In addition, as required by the Asset Purchase

Agreement with Tar River, at closing, $342,160 ("the Escrowed

Monies") was placed into two separate escrow accounts to cover the potential costs of improving pole attachments and other

possible post-closing expenses.  As of February 21, 1996, a

portion of the Escrowed Monies in an amount equal to $200,000 plus $17,835 of interest was disbursed to Registrant in full settlement of the post-closing expense escrow.  The balance of the Escrowed Monies is being held for any additional pole

attachments costs.



A significant portion of the remaining $1,050,982 sale proceeds will be used to cover certain pre-closing liabilities to third parties, as well as the final closing costs of the transaction.

Registrant recognized a gain of $600,000 for financial reporting purposes in 1994 on the sale of the Windsor Systems.



Sale of WMXN-FM



On February 21, 1995, US Radio of Norfolk, Inc. purchased WMXN-FM for approximately $3.5 million.  Following payment of a

transaction fee to a third party unaffiliated with Registrant and/or its affiliates, approximately $3.3 million was remitted to

Registrant.  Registrant recognized a gain of $1.7 million for financial reporting purposes in 1995 on the sale of WMXN-FM.  In addition, on March 7, 1995 and February 28, 1996, approximately

$400,000 and $66,000, respectively was returned to Registrant from WMXN-FM's cash balances.



Disposition of IMP/Intelidata



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

PBI agreed to assume certain liabilities of IMPLP/IMPI and

Intelidata.



In a third transaction, Registrant sold the remaining business and assets of Intelidata, which were not sold to PBI, to Romtec in exchange for future consideration, based on both the amount of assets and liabilities transferred to Romtec and the combined profits of the portion of the Intelidata business acquired by

Romtec and another, existing division of Romtec.  In addition,

certain liabilities of Intelidata were assumed by Romtec.



As a result of the above transactions, Registrant recorded a writedown of approximately $364,000 of certain assets of

IMPLP/IMPI/Intelidata in the second quarter of 1993 to reduce

Registrant's net investment to a net realizable value of zero.

Subsequent to the sale of the businesses, Registrant advanced net additional funds totaling approximately $100,000 through December

31, 1995 to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors.

Registrant anticipates that it will make additional such advances to IMPLP/IMPI and Intelidata during 1996.  The total of any

Registrant obligations to fund such advances, including certain contractual obligations, is not currently anticipated to exceed the amount of the writedown.  It is unlikely that Registrant will recover any portion of its investment in IMPLP/IMPI/Intelidata.



TCS Television Partners, L.P.



TCS was in default on covenants under its note agreements as of

December 31, 1994 and 1995, failed to make scheduled principal payments during 1994 and 1995 and expects to default on the

majority of its scheduled principal payments under its note

agreements for the remainder of 1996.  TCS engaged in discussions with its note holders regarding a potential restructuring of

TCS's note agreements, but ultimately decided to pursue a sale of the TCS stations.  Registrant engaged Furman Selz Incorporated to assist it in marketing the TCS television stations for sale.  The marketing of the sale of such stations commenced in December of

1994.



On September 15, 1995, TCS Television, Inc. ("TCS Inc."), a

wholly owned subsidiary of TCS, completed the sale to Spartan of all of the outstanding capital stock of Avant Development

Corporation ("Avant") a 100%-owned corporate subsidiary of TCS,

Inc. which owns WRBL-TV, for a net sales price of $22.7 million.

From the proceeds of the sale, a reserve of approximately $1.4 million was established to cover certain expenses and liabilities relating to the sale and $1,250,000 was deposited into an

indemnity escrow to secure TCS Television, Inc.'s indemnification obligations to Spartan for taxes and other liabilities.  In

addition, approximately $18.9 million was applied to repay a portion of TCS' total indebtedness of approximately $43 million,

as of December 1994, which is secured by a pledge of the shares of Fabri, another wholly owned subsidiary of TCS Television, Inc.

which owns and operates KQTV, St. Joseph, Missouri, and WTWO-TV

Terre Haute, Indiana and approximately $1.1 million was used to pay closing costs.  Registrant is actively marketing these two remaining stations for sale.  Registrant recognized a gain, for financial reporting purposes, on the sale of Avant of

approximately $17.6 million, offset by a reserve for estimated losses on the sale of the remaining television stations of TCS of approximately $9.9 million.



During the process of marketing the TCS television stations,

while TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the ability to foreclose on the stock of Fabri but not the other assets of Registrant.  It is Registrant's intention to actively pursue a sale of the two remaining TCS television stations;

however, Registrant may not be able to reach a final agreement with potential purchasers on terms acceptable to Registrant.

Whether or not Registrant is able to sell all the TCS television stations, it is unlikely that Registrant will recover more than a nominal amount of its investment in TCS.



Refer to Note 2,4 and 6 of "Item 8. Financial Statements and

Supplementary Data" for further information regarding TCS's debt.



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

$516,000 of certain assets of Paradigm and BBAD to reduce

Registrant's net investment to a new realizable value of zero.

Paradigm and/or BBAD have no liability for borrowed funds.

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

However, it is unlikely that Registrant will recover more than a nominal portion, if any, of its original investment in Paradigm and/or BBAD.  As of December 31, 1995, Registrant advanced a total of approximately $7.5 million to Paradigm (net of funds returned by Paradigm).



GCC/WWC



On January 20, 1994, the majority stockholders of GCC and certain holders of interest in Markets and PNCI executed the Memorandum of Intention pursuant to which the parties thereto expressed their intent to effect a proposed business combination of GCC and

Markets.



Registrant executed an agreement, dated July 20, 1994, to which the majority stockholders of GCC and the majority owners of

Markets are parties.  Pursuant to this agreement, Registrant exchanged its shares in GCC for an equal number of shares in WWC,

a new company which was organized to own the equity interest of

GCC and Markets.  Following the consummation of the business combination on July 29, 1994, WWC became the owner of 100% of

Registrant's interests in Markets and approximately 95% of the outstanding common stock of GCC.  Subsequently, WWC acquired the remaining shares and now owns 100% of the outstanding common stock of GCC.



Registrant owns approximately 2.4% of the outstanding shares of

WWC.  The parties have entered into a stockholders agreement containing certain restrictions on transfer, registration rights and corporate governance provisions.  On March 15, 1996, WWC filed a registration statement of Form S-1.  As a result of such registration, Registrant is evaluating the rights and

restrictions on transfer set forth in the stockholders' agreement and is determining whether to join in the offering and sell its shares of WWC.





Investments and EMP, Ltd. and MVT



As of December 31, 1995, Registrant had advanced approximately

$2.0 million to Investments.



During 1994 and 1995, the Media Ventures Companies continued to

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

Ltd.  Simultaneously, Registrant and EMP, Ltd. entered into an agreement whereby EMP, Ltd.'s 10% interest in Teletext was

transferred, together with a 350,000 pound loan (approximately

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

During 1995, Registrant received approximately $108,000 in

dividends from MVT.  In January, 1996, EMP, Ltd. decided to

exercise its right to require Registrant to sell its interest in

MVT to EMP, Ltd., and notified Registrant of its intention to acquire Registrant's interest.  Registrant is currently

negotiating the terms of such sale.  It is likely that Registrant will not recover the majority of its $2.0 million investment in

Investments either from Investments or from MVT.



Results of Operations.



1995 vs. 1994.



Registrant generated net income of approximately $7.2 million in

1995, which was comprised primarily of the following components:

(1) gains of approximately $17.6 million on the sale of capital stock of Avant Development Corporation and approximately $1.7 million on the sale of radio station WMXN-FM, partially offset by additional anticipated losses on the sale of the remaining TCS stations of approximately $9.9 million, (2) income related to management services it provided to Maryland Cable prior to its disposition of Maryland Cable  of approximately $128,000, (3)

income from dividends received from MVT of approximately $108,000 and interest income of approximately $106,000, partially offset by management fee expenses of approximately $2.4 million and general and administrative expenses of approximately $228,000.



The loss from Partnership operations was approximately $2.2

million in 1995 compared to approximately $3.1 million in 1994.

The approximate $831,000 decrease was due primarily to reduced management fees as a result of fewer operating properties and no amortization expense during 1995 because of the full amortization of certain intangible assets at the end of 1994.



The gain from discontinued operations of approximately $9.4

million in 1995 and the loss from discontinued operations of approximately $10.4 million in 1994 are not comparable because of the sale of certain discontinued assets during 1995 and 1994.



1994 vs. 1993.



Registrant generated net income of approximately $117.4 million in 1994, which was comprised primarily of the following

components:  (1)  an extraordinary gain of approximately $130.3 million on the disposition of Maryland Cable;  (2)  a $600,000 gain on the sale of the Windsor Systems; and (3)  interest income of approximately $431,000, partially offset by:  (x)  a loss from discontinued operations of approximately $10.4 million;  (y)

management fees and other general and administrative expenses of approximately $3.2 million; and (z)  amortization expense of approximately $298,000.



The loss from Partnership operations was approximately $3.1

million in 1994 compared to approximately $4.1 million in 1993.

The approximate $1.0 million decrease was due primarily to a 1993 write-down (for accounting purposes) of Registrant's investment in Paradigm of approximately $516,000 and an increase of

approximately $300,000 in interest income.



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







Item 8.   Financial Statements and Supplementary Data.

               TABLE OF CONTENTS

      ML Media Opportunity Partners, L.P.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31,
1995 and December 31, 1994

Consolidated Statements of Operations for the three years ended December 31, 1995

Consolidated Statements of Cash Flows for the three years ended December 31, 1995

Consolidated Statements of Changes in Partners'
Capital/(Deficit) for the three years ended
December 31, 1995

Notes to Consolidated Financial Statements for the three years ended December 31, 1995

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.





INDEPENDENT AUDITORS' REPORT



ML Media Opportunity Partners, L.P.:



We have audited the accompanying consolidated financial

statements of ML Media Opportunity Partners, L.P. (the

"Partnership") and its affiliated entities.  These consolidated financial statements are the responsibility of the Partnership's general partner.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.



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

Partnership and its affiliated entities as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December

31, 1995 in conformity with generally accepted accounting

principles.



The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Partnership has sold and is in the process of selling or disposing of its remaining investments.  In addition,

TCS Television Partners, L.P. ("TCS") was in default under the

TCS note agreements as of December 31, 1995 and 1994, failed to make scheduled principal payments during 1995, and TCS expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1996.  The Partnership through TCS, is in the process of selling the remaining TCS

stations.  These circumstances raise substantial doubt about the

Partnership's ability to continue as a going concern.

Management's plans concerning these matters are also described in

Note 2.  Accordingly, the consolidated financial statements do not include adjustments that might result from the outcome of the uncertainties referred to herein.



/s/ Deloitte & Touche LLP

New York, New York

March 11, 1996





              ML MEDIA OPPORTUNITY PARTNERS, L.P.
                  CONSOLIDATED BALANCE SHEETS
         AS OF DECEMBER 31, 1995 AND DECEMBER 31, 1994

                                      1995            1994
ASSETS:
Cash and cash
equivalents                          $   570,336     $ 2,150,473
Investment in joint
venture and common
stock                                  1,261,666       1,261,666
Other assets                              87,354         537,901

TOTAL ASSETS                         $ 1,919,356     $ 3,950,040

LIABILITIES AND
PARTNERS' CAPITAL/
(DEFICIT):
Liabilities:
Accounts payable and
accrued liabilities                  $   539,327     $   688,288
Net Liabilities of
Discontinued
Operations:
  Production Segment                       140,711         140,711
  Television and Radio
Station Segment                                -       6,137,046

Total Liabilities                        680,038       6,966,045

Commitments and
Contingencies               2






(Continued on the following page.)



              ML MEDIA OPPORTUNITY PARTNERS, L.P.
                  CONSOLIDATED BALANCE SHEETS
         AS OF DECEMBER 31, 1995 AND DECEMBER 31, 1994
                          (continued)


                                      1995            1994
Partners' Capital/
(Deficit):

General Partner:
Capital contributions,
net of offering
expenses                               1,019,428       1,019,428
Cash Distributions                     (120,077)       (90,624)
Cumulative loss                        (866,466)      (938,472)
                                          32,885        (9,668)
Limited Partners:
Capital contributions,
net of offering
expenses (112,147.1
Units of Limited
Partnership Interest)                100,914,316    100,914,316
Tax allowance cash
distribution                         (2,040,121)    (2,040,121)
Other cash distributions
                                    (11,887,582)    (8,971,760)
Cumulative loss                     (85,780,180)    (92,908,772)
                                       1,206,433    (3,006,337)
Total Partners'
Capital/(Deficit)                      1,239,318    (3,016,005)
TOTAL LIABILITIES AND
PARTNERS' CAPITAL/
(DEFICIT)                           $  1,919,356   $  3,950,040

See Notes to Consolidated Financial Statements.







                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                               1995           1994           1993

                    <C
                   >
Partnership
Operating
Expenses:

General and
administrative            $   228,486    $   268,523     $   193,981

Amortization                         -        297,954         440,913

Management fees              2,384,066      2,965,867       3,073,417

Loss on write-down
of assets                           -              -         515,919
                             2,612,552      3,532,344       4,224,230

Interest and other
Income                        342,091        430,730         130,302

Loss from
Partnership
operations                (2,270,461)    (3,101,614)     (4,093,928)



(Continued on the following page.)




                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                              (continued)

                                1995           1994           1993
Discontinued
operations:

Income/(loss)
from discontinued
operations of:

Cable Television
Systems Segment

                                     -    (6,784,982)    (24,268,020)
Production Segment
                                     -       (37,436)       (506,140)
Television and
Radio Station
Segment                              -    (3,603,639)     (4,658,067)
Business
Information
Services Segment
                                     -              -       (791,264)
Gain on Sale of
Discontinued
Television and
Radio Station
Segment                      9,471,059              -               -
Gain on Sale of
Discontinued
Cable Television
Systems Segment

                                     -        600,000               -

Income/(loss)
from discontinued
operations

                             9,471,059    (9,826,057)    (30,223,491)

(Continued on the following page.)





                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                              (continued)

                  NOTES         1995           1994           1993

Net Income/(loss)
Before
Extraordinary
Item
                             7,200,598   (12,927,671)   (34,317,419)

Extraordinary
Item                                 -    130,330,596              -

NET INCOME/(LOSS)           $7,200,598   $117,402,925   $(34,317,419
                                                                   )

Per Unit of
Limited
Partnership
Interest:

Loss from
Partnership
operations                 $   (20.04)   $     (27.38   $     (36.14
                                                    )              )

Loss from
discontinued
operations                           -        (92.04)       (266.80)

Gain on sale of
discontinued
operations                       83.61           5.30              -

Extraordinary
item                                 -       1,150.52              -

NET INCOME/(LOSS)           $    63.57   $   1,036.40   $    (302.94
                                                                   )

Number of Units              112,147.1      112,147.1      112,147.1

See Notes to Consolidated Financial Statements.







                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1995


                               1995           1994           1993
Cash flows from
operating activities:

Net Income/(Loss)          $ 7,200,598    $ 117,402,92   $(34,317,419
                                                     5              )

Adjustments to reconcile
 net income/(loss) to
net
 cash (used in)/provided
 by operating
activities:

Amortization                         -         297,954        440,913

Extraordinary Item                   -    (130,330,596              -
                                                     )

Gain on Sale of
 Discontinued Television
 and Radio Station
 Segment                   (9,471,059)               -              -

Gain on Sale of
 Discontinued
 Cable Television
Systems                              -       (600,000)              -
 Segment

Loss on write-down of
 assets                              -               -        515,919



(Continued on the following page.)











                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                             (continued)

                               1995           1994           1993

Changes in operating
 assets and liabilities:

(Increase)/Decrease in
 other assets                  450,547      (529,959)           25,055

Decrease in accounts
 payable and
 accrued liabilities         (148,961)       (47,887)       (110,859)

Changes in Net
 Liabilities of
 Discontinued
Operations:

   Cable Television
   Systems Segment                   -      7,875,016       37,749,026

   Production Segment                -         37,436         728,808

   Television and Radio
   Station Segment                   -      4,763,952        5,592,431

   Business Information
   Services Segment                  -              -        (185,611)



(Continued on the following page.)










                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                             (continued)

                                1995          1994           1993

Net cash (used in)/provided
 by operating activities     (1,968,875)   (1,131,159)     10,438,263

Cash flows from investing
 activities:

Purchase of property,
 plant and equipment                  -   (1,147,149)    (5,297,702)

Proceeds from sale of
 Maryland Cable                       -     9,771,952              -

Proceeds from sale of radio
 station WMXN-FM              3,334,013              -             -

Proceeds from
 redemption/sale of
 note/rights                          -              -       100,000

Net cash provided by/(used
 in) investing activities     3,334,013      8,624,803   (5,197,702)





(Continued on the following page.)










                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                             (continued)

                              1995           1994           1993

Cash flows from financing
 activities:

Principal payments on
 bank loans                           -       (20,465)    (8,675,288)

Cash Distributions          (2,945,275)    (9,062,384)              -

Net cash used in
 financing activities       (2,945,275)    (9,082,849)    (8,675,288)

Net decrease in cash and
 cash equivalents           (1,580,137)    (1,589,205)    (3,434,727)

Cash and cash equiva-
 lents at beginning
 of year                      2,150,473      3,739,678      7,174,405

Cash and cash equiva-
 lents at end of year       $   570,336    $ 2,150,473    $ 3,739,678





Supplemental Disclosure:



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



See Notes to Consolidated Financial Statements.









                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/(DEFICIT)
             FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                           General         Limited
                           Partner        Partners          Total
1993:
Partners'
Deficit at
December 31,
1992                     $  (749,899)  $ (76,289,228)   $ (77,039,127)

Net Loss                    (343,174)    (33,974,245)     (34,317,419)

Partners'
Deficit at
December 31,
1993                      (1,093,073)   (110,263,473)    (111,356,546)

1994:
Net Income                  1,174,029     116,228,896      117,402,925

Cash
 Distribution                (90,624)      (8,971,760)    (9,062,384)

Partners'
Deficit at
December 31,
1994                          (9,668)     (3,006,337)      (3,016,005)

1995:
Net Income                     72,006       7,128,592        7,200,598

Cash
 Distribution                (29,453)     (2,915,822)     (2,945,275)

Partners'
Capital  at
December 31,
1995                      $    32,885   $   1,206,433    $   1,239,318

See Notes to Consolidated Financial Statements.



               ML MEDIA OPPORTUNITY PARTNERS, L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1995





1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES.



ML Media Opportunity Partners, L.P. (the "Partnership") was

formed and the Certificate of Limited Partnership was filed under the Delaware Revised Uniform Limited Partnership Act on June 23,

1987.  Operations commenced on March 23, 1988 with the first closing of the sale of units of limited partnership interest

("Units").  Subscriptions for an aggregate of 112,147.1 Units were accepted and are now outstanding.



Media Opportunity Management Partners (the "General Partner") is

a joint venture, organized as a general partnership under the laws of the State of New York, between RP Opportunity Management,

L.P., a limited partnership under Delaware law, and ML

Opportunity Management Inc., a Delaware corporation and an

indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc.

The General Partner was formed for the purpose of acting as

general partner of the Partnership.  The General Partner's total capital contribution is $1,132,800 which represents 1% of the total Partnership capital contributions.



Pursuant to the terms of the Amended and Restated Agreement of

Limited Partnership (the "Partnership Agreement"), the General

Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership.  The limited partners are not liable for the obligations of the Partnership in excess of the amount of their contributed capital.



The Partnership was formed to acquire, finance, hold, develop,

improve, maintain, operate, lease, sell, exchange, dispose of and otherwise invest in and deal with media businesses and direct and indirect interests therein.



As of December 31, 1995, the Partnership's investments in media properties consisted of (See Note 6):



    Ownership of 351,665 shares of common stock (an ownership

    percentage of approximately 2.4%) of Western Wireless

    Corporation ("WWC"), a cellular telecommunications company;



    51.005% ownership of TCS Television Partners, L.P. ("TCS"),

    which owns (i) 20% of the outstanding common stock of Fabri

    Development Corporation, which in turn owns and operates two network affiliated television stations serving Terre Haute,

    Indiana and St. Joseph, Missouri and (ii) 100% of the

    outstanding common stock of TCS Television, Inc., which in turn owns the 80% of the outstanding common stock of Fabri

    Development Corporation not owned by TCS.



    50% ownership of Paradigm Entertainment, L.P. ("Paradigm"),

    a California based company which owns three movies and a

    participating interest in Bob Banner Associates Development

    ("BBAD") programs;



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

Investments, MVT, and GCC/WWC are accounted for on the cost

method of accounting.  The fiscal year of the Partnership shall be the calendar year.



See Note 3 regarding discontinued operations.



Certain 1994 account balances have been reclassified to conform to the 1995 financial statement presentation due to the

Partnership treating its Television and Radio Station Segment as discontinued (See Note 3).



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



    Buildings                  30 years
    Other                     5-7 years


Expenditures for maintenance and repairs are charged to operating expense as incurred.  Betterments, replacement equipment and additions are capitalized and depreciated over the remaining life of the assets.



Intangible Assets and Deferred Charges



Intangible assets and deferred charges are being amortized on a straight-line basis over various periods as follows:



     Franchise                life of the franchise
     Other Intangibles        various
     Deferred Charges         3-10 years


The excess of cost over fair value of net assets acquired

("Goodwill") in business combinations consummated since inception of the Partnership is being amortized to expense over twenty through forty years using the straight-line method.



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



Management Estimates



The preparation of financial statements in conformity with

generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.



Discontinued operations include management's best estimates of the amounts expected to be realized on the sales of its

production and its television and radio station segments.  While the estimates are based on an analysis of the facilities,

including valuations by independent appraisers and investment bankers, there have been limited recent sales of comparable

properties to consider in preparing such valuations.  The amounts the Partnership will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.



Income Taxes



The Partnership accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income

Taxes" (SFAS No. 109").  No provision for income taxes has been made for the Partnership because all income and losses are

allocated to the partners for inclusion in their respective tax returns.  However, the Partnership owns certain entities which are consolidated in the accompanying financial statements which are taxable entities.



For entities owned by the Partnership which are consolidated in the accompanying financial statements, SFAS No. 109 requires the recognition of deferred income taxes for the tax consequences of differences between the bases of assets and liabilities for

income tax and financial statement reporting, based on enacted tax laws.  Valuation allowances are established, when necessary,

to reduce deferred tax assets to the amount expected to be

realized.  For the Partnership, SFAS No. 109 requires the

disclosure of the difference between the tax bases and the

reported amounts of the Partnership's assets and liabilities (see

Note 8).



Statement of Cash Flows



Short-term investments which have an original maturity of ninety days or less are considered cash equivalents.  Interest paid in

1995, 1994 and 1993 was $3,138,731, $3,424,172, and $10,708,585

respectively.



Statement of Financial Accounting Standards No. 112



Effective January 1, 1994, the Partnership adopted Statement of

Financial Accounting Standards ("SFAS") No. 112, "Employers'

Accounting for Postemployment Benefits."  SFAS No. 112

establishes accounting standards for employers who provide

benefits to former or inactive employees after employment, but before retirement.  These benefits include, but are not limited to, salary-continuation, disability related benefits including workers' compensation, and continuation of health care and life insurance benefits.  SFAS No. 112 requires employers to accrue the obligations associated with service rendered to date for employee benefits accumulated or vested where payment is probable and can be reasonably estimated.  The effect of the adoption of

SFAS No. 112 was not material to the Partnership's financial position or results of operations as of and for the year ending

December 31, 1994.



2.   Liquidity and Dispositions



TCS Television Partners L.P. ("TCS") was in default on covenants under its note agreements as of December 31, 1994 and 1995,

failed to make scheduled principal payments during 1994 and 1995 and expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1996.

TCS is in the process of marketing the remaining TCS stations for sale (see below).  The foregoing circumstances raise substantial doubt about the Partnership's ability to continue as a going concern.



At December 31, 1995, the Partnership had $570,336 in cash and cash equivalents.  At December 31, 1994, the Partnership had

$2,150,473 in cash and cash equivalents.



The Partnership will continue to attempt to sell or otherwise dispose of its remaining investments in media properties.  The status of all of the Partnership's investments is discussed in more detail below.



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

Statements of Operations.



Included in this gain is an estimated $450,000 management fee which the Partnership was entitled to receive for managing the

Maryland Cable Systems from January 1, 1994 through September 30,

1994.  The Partnership received this amount plus an additional management fee of $128,212 during the second quarter 1995.



Sale of Windsor



On May 18, 1994, the Partnership sold the assets of the Windsor

Systems to Tar River Communications Inc. ("Tar River")for

$3,443,200, subject to post-closing adjustments.  At closing, the

Partnership repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the

Windsor Note.  In addition, as required by the Asset Purchase

Agreement with Tar River, at closing, $342,160 ("the Escrowed

Monies") was placed into two separate escrow accounts to cover the potential costs of improving pole attachments and other

possible post-closing expenses.  As of February 21, 1996, a

portion of the Escrowed Monies in an amount equal to $200,000 plus $17,835 of interest was disbursed to the Partnership in full settlement of the post-closing expense escrow.  The balance of the Escrowed Monies is being held for any additional pole

attachment costs.



A significant portion of the remaining $1,050,982 sale proceeds will be used to cover certain pre-closing liabilities to third parties, as well as the final closing costs of the transaction.

The Partnership recognized a gain of $600,000 for financial

reporting purposes in 1994 on the sale of the Windsor Systems.



Sale of WMXN-FM



On February 21, 1995, US Radio of Norfolk, Inc. purchased WMXN-FM for approximately $3.5 million.  Following payment of a

transaction fee to a third party unaffiliated with the

Partnership and/or its affiliates, approximately $3.3 million was remitted to the Partnership.  The Partnership recognized a gain of $1.7 million for financial reporting purposes in 1995 on the sale of WMXN-FM.  In addition, on March 7, 1995 and February 28,

1996, approximately $400,000 and $66,000, respectively, was

returned to the Partnership from WMXN-FM's cash balances.



TCS Television Partners, L.P.



TCS was in default on covenants under its note agreements as of

December 31, 1994 and 1995, failed to make scheduled principal payments during 1994 and 1995 and expects to default on the

majority of its scheduled principal payments under its note

agreements for the remainder of 1996.  TCS engaged in discussions with its note holders regarding a potential restructuring of

TCS's note agreements, but ultimately decided to pursue a sale of the TCS stations.  The Partnership engaged Furman Selz

Incorporated to assist it in marketing the TCS television

stations for sale.  The marketing of the sale of such stations commenced in December of 1994.



On September 15, 1995, TCS Television, Inc. ("TCS Inc."), a

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

St. Joseph, Missouri and WTWO-TV Terre Haute, Indiana and

approximately $1.1 million in closing costs.  The Partnership is actively marketing these two stations for potential sale during

1996.  The Partnership recognized a gain, for financial reporting purposes, on the sale of Avant of approximately $17.6 million,

partially offset by a reserve for estimated losses on such future sale of the remaining television stations of TCS of approximately

$9.9 million.



During the process of marketing the TCS television stations,

while TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the ability to foreclose on the stock of Fabri, but not the other assets of the Partnership.  It is the Partnership's intention to actively pursue a sale of the two remaining TCS television

stations; however, the Partnership may not be able to reach a final agreement with potential purchasers on terms acceptable to the Partnership.  Whether or not the Partnership is able to sell all the TCS television stations, it is unlikely that the

Partnership will recover more than a nominal amount of its

investment in TCS.



Refer to Note 4 and 6 for further information regarding TCS's debt.



Disposition of IMP/Intelidata



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



In a third transaction, the Partnership sold the remaining

business and assets of Intelidata, which were not sold to PBI, to

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

Subsequent to the sale of the businesses, the Partnership

advanced net additional funds totaling approximately $100,000 through December 31, 1995 to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors.  The Partnership anticipates that it will make

additional such advances to IMPLP/IMPI and Intelidata during

1996.  The total of any the Partnership obligations to fund such advances, including certain contractual obligations, is not

currently anticipated to exceed the amount of the writedown.  It is unlikely that the Partnership will recover any portion of its investment in IMPLP/IMPI/Intelidata.



3.   DISCONTINUED OPERATIONS



Cable Television Systems Segment



Due to the disposition of Windsor and Maryland Cable in 1994,

discussed in Note 2, the Partnership has presented its Cable

Television Systems Segment (comprised of Maryland Cable and

Windsor) as discontinued operations.



Summarized results of the discontinued operations of the Cable

Television Systems Segment on the Consolidated Statements of

Operations are as follows:







                             For the Year    For the Year
                                Ended            Ended
                             December 31,    December 31,
                                   1994             1993
Operating Revenues              $10,730,711     $ 44,781,524

Less: Operating Expenses          9,750,040       44,335,219

Operating Income                    980,671          446,305

Interest Expense                (7,765,653)     (28,666,732)

Gain on Sale of Leesburg                  -        3,952,407

Loss from discontinued
operations                    $(6,784,982)    $(24,268,020)



Any losses incurred by this segment subsequent to March 31, 1994 have been offset against the gain on disposition for the year ended December 31, 1994.



Production Segment



Paradigm is not currently producing television programs, and the

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



Due to the expected disposition of Paradigm, the Partnership's

Production Segment is presented as discontinued operations at

December 31, 1994.



The net liabilities of the discontinued operations of the

Production Segment on the Consolidated Balance Sheets are

comprised of the following:





                                 As of             As of
                              December 31,      December 31,
                                    1995              1994

Cash                            $  57,131           $ 105,650

Accounts payable and accrued
liabilities                     (197,842)           (246,361)

Net liabilities of
discontinued operations        $(140,711)          $(140,711)



Summarized results of the discontinued operations of the

Production Segment on the Consolidated Statements of Operations

are as follows:







                             For the Year  For the Year
                                Ended          Ended
                             December 31,  December 31,
                                   1994          1993

Operating Revenues               $  4,039     $ 5,917,189

Less: Operating Expenses           67,997       6,941,432

Operating Loss                   (63,958)     (1,024,243)

Minority Interest                  26,522         518,103

Loss from discontinued
operations                     $(37,436)    $  (506,140)



Television and Radio Station Segment



Due to the Partnership's decision in 1994 to dispose of its

interest in its television and radio stations, the Partnership has presented its Television and Radio Station Segment as

discontinued operations.  The Partnership sold two of its

stations in 1995 (see Note 2) and intends to sell the remaining two stations in 1996.

The net liabilities of discontinued operations of the Television and Radio Station Segment on the Consolidated Balance Sheets are

comprised of the following:







                                 As of             As of
                              December 31,      December 31,
                                    1995              1994

Property, plant and
equipment, net                 $  3,277,806      $  5,833,854

Intangible assets, net            32,939,937        35,616,068

Other assets                       6,801,971        14,597,378

Borrowings (See Note 4)         (24,045,943)      (42,999,804)

Other liabilities               (18,973,771)      (19,184,542)

Net liabilities of
discontinued operations        $          0     $ (6,137,046)





The change in the net liabilities of this segment is due

primarily to (i) the sale of WMXN-FM on February 21, 1995, (ii)

the sale of the capital stock of Avant on September 15, 1995 and

(iii) the reserve for expected losses on the disposition of the remaining stations comprising its Television and Radio Station

Segment (inclusive of expected operating losses through the date of disposal)(See Note 2).

Summarized results of the discontinued operations of the

Television and Radio Station Segment on the Consolidated

Statements of Operations are as follows:







                    For the Year   For the Year
                        Ended          Ended
                    December 31,   December 31,
                          1994           1993

Operating Revenues     $14,361,993    $11,834,695

Less: Operating
Expenses               12,743,603     11,400,709

Operating Income         1,618,390        433,986

Interest Expense       (5,222,029)    (3,803,215)

Equity in loss of
joint venture -
TCS                             -    (1,288,838)

Loss from
discontinued
operations           $(3,603,639)   $(4,658,067)


TCS was accounted for under the equity method through March 26,

1993.

Business Information Services Segment



Due to the sale of the business and assets of IMPLP/IMPI and

Intelidata in 1993, discussed in Note 2, the Partnership has presented its Business Information Services Segment as

discontinued operations.  Summarized results of the discontinued

operations of the Business Information Services Segment are as

follows:







                              For the Year
                                 Ended
                              December 31,
                                    1993

Operating Revenues                $  978,359

Less:
Operating Expenses                1,382,727

Operating Loss                     (404,368)

Other Expenses                     (386,896)


Loss from discontinued
operations                      $ (791,264)



4.   BORROWINGS



The aggregate amount of borrowings reflected on the Consolidated

Balance Sheets of the Partnership (included in the net

liabilities of the discontinued operations of the Television and

Radio Station Segment) is detailed as follows:



                                      As of            As of
                                  December 31,    December 31,
                                        1995            1994
 Senior Secured Notes-TCS         $ 12,719,139     $ 31,323,000
 Senior Secured Subordinated
   Notes-TCS                        11,326,804       11,326,804
 Senior Secured Fee Notes-TCS                -          350,000
                                   $ 24,045,943     $ 42,999,804



     On June 1, 1990, TCS entered into note purchase agreements with a group of insurance companies which provided for

     senior secured borrowings of $35 million (the "Senior

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



     On December 14, 1992, the Senior Secured Notes and the

     Subordinated Notes were amended (the "Amended Agreements")to reschedule principal payments.  In addition, the Amended

     Agreements contain certain options for required prepayments and restrictions requiring excess cash to be paid based upon a calculation outlined in the Amended Agreements.  As

     payment for a transaction fee, the senior lenders were

     issued additional notes due May 31, 1997, in the amount of

     $350,000 (the "Senior Secured Fee Notes").



     Under the Amended Agreements, the Senior Secured Notes and

     the Senior Secured Fee Notes accrue interest at the rate of

     10.69% per annum payable on the last day of February, May,

     August and November.  In addition, the Amended Agreements

     reclassified accrued interest due through December 14, 1992 on the Senior Secured Subordinated Notes of $1,326,804 into the original Senior Secured Subordinated Notes amount of

     $10,000,000.  The restated Senior Secured Subordinated Notes total of $11,326,804 accrues interest at the rate of 12.69%

     per annum compounded quarterly on the 15th of March, June,

     September and December until certain conditions are met

     (refer to the Amended Agreement for specific conditions).

     As of December 31, 1995, TCS is in default of certain

     covenants under its note agreements. (See Note 2).



     During 1995, TCS paid down $18,953,861 on secured

     borrowings.  On November 30, 1995, TCS failed to make a

     principal payment of $299,450.  In February 1996, the

     principal payment was made along with another payment due of

     $410,060.  On December 31, 1995, the annual aggregate

     amounts of principal payments required for the borrowings of

     TCS, unless accelerated as discussed in Note 2, are as

     follows:







     Year Ending                             Principal Amount

        1996                                    $ 2,800,240
        1997                                     20,946,253
                                                 23,746,493
     Defaulted Principal Payments in 1995           299,450
     Total                                      $24,045,943

5.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES



During the three years ended December 31, 1995 the Partnership incurred the following expenses in connection with services

provided by the General Partner and its affiliates:



                          For the Year   For the Year   For the Year
                              Ended          Ended         Ended
                          December 31,   December 31,   December 31,
                                 1995           1994          1993
Media Opportunity
 Management Partners
 (General  Partner):

Partnership Management
 Fee                        $  884,080     $  860,836      $  838,205
Property Management Fee      1,499,986      2,105,031       2,235,212
                            $2,384,066     $2,965,867      $3,073,417




The Partnership, through Maryland Cable, entered into an

agreement with MultiVision, an affiliate of the General Partner,

whereby MultiVision provided Maryland Cable (through its sale in

1994) with certain administrative services.  The reimbursed cost to the Maryland Cable for these services amounted to $848,067 and

$977,414 for the years ended December 31, 1994 and 1993,

respectively.  These costs do not include programming costs that were charged under a cost allocation agreement.  In addition, in

1994 MultiVision Cable TV Corp. received a payment of $500,000 in partial settlement of severance and other costs relating to the termination of MultiVision as manager of the Maryland Cable

Systems.  Effective June 30, 1992, the Partnership entered into a management agreement with Cablevision Systems Corporation, which is not affiliated with the Partnership, to manage the day-to-day operations and maintain the books and records of the Windsor

Systems through the sale of the Windsor Systems in 1994.  These responsibilities were subject to the direction and control of the

General Partner.



6.   OTHER INVESTMENTS



GCC/WWC



On January 20, 1994, the majority stockholders of General

Cellular Corporation ("GCC") and certain holders of interest in

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

Subsequently, WWC acquired the remaining shares and now owns 100%

of the outstanding common stock of GCC.



The Partnership owns approximately 2.4% of the outstanding shares of WWC. The parties have entered into a stockholders agreement containing certain restrictions on transfer, registration rights and corporate governance provisions.



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



Concurrently (as detailed in Note 4), the equity partners in TCS agreed to seek regulatory approval to alter the ownership

structure of the company.  On March 26, 1993, the Partnership was granted such approval by the FCC.  As a result, on March 26,

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

1993 to fund BBAD's operations.  As of December 31, 1995, the

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



Refer to Note 3 for further information regarding Paradigm and

BBAD.



Investments and EMP, Ltd. and MVT



As of December 31, 1994, the Partnership had advanced

approximately $2.0 million to Investments.



During 1994 and 1995, the Media Ventures Companies continued to

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

Partnership's interest in MVT to EMP, Ltd. at any time between

September 30, 1995 and September 30, 1998.  During 1995, the

Partnership received approximately $108,000 in dividends from

MVT.  In January, 1996, EMP, Ltd. decided to exercise its right to require the Partnership to sell its interest in MVT to EMP,

Ltd. and notified the Partnership of its intention to acquire the

Partnership's interest.  The Partnership is currently negotiating the terms of such sale.  The Partnership elected not to advance further funds to Investments or MVT.  It is likely that the

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


Considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Assets, including cash and cash equivalents and accounts receivable and liabilities, such as trade payables, are carried at amounts which approximate fair value.

Borrowings

As of December 31, 1995 and 1994, due to the uncertainty of the Partnership's ability to meet its obligations under the TCS notes and the uncertainty relating to the ultimate outcome of the Partnership's efforts to sell the TCS television stations, it was not practical to estimate the fair value of the TCS debt obligations (included in net liabilities of discontinued operations in the accompanying Consolidated Balance Sheets).

Other Financial Instruments

The Partnership owns 351,665 shares of common stock of WWC (see
Note 6). It is not practicable to estimate the fair value of this investment because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The approximate $1.3 million carrying amount as of December 31, 1995 and December 31, 1994, represents the adjusted cost of the investment, which management believes is not impaired. No dividends were received during the years ended December 31, 1995 and December 31, 1994.

8.   ACCOUNTING FOR INCOME TAXES

Certain entities owned by the Partnership are taxable entities and thus are required under SFAS No. 109 to recognize deferred income taxes. The components of the net deferred tax asset (included in the net liabilities of discontinued operations in the accompanying Consolidated Balance Sheets) are as follows:

                                      As of          As of
                                  December 31,    December 31,
                                         1995           1994
Deferred tax assets:
Net operating loss carryforward
                                    $  952,000    $ 1,991,326
Allowance for doubtful accounts
                                        43,860        173,368
                                       995,860      2,164,694
Deferred tax liabilities:
Basis of property, plant and
equipment                            (619,037)      (961,074)

Total                                  376,823      1,203,620
Less: valuation allowance            (376,823)    (1,203,620)
Net deferred tax asset              $        0    $         0


There is no provision for income taxes required for each of the three years ended December 31, 1995. The change in the deferred tax asset for the year ended December 31, 1995 of approximately $0.8 million relates primarily to the utilization and expiration of net operating loss carryforwards and was fully offset by a corresponding reduction in the valuation allowance.

At December 31, 1995, the taxable entities have available net operating loss carryforwards of approximately $2.8 million which may be applied against future taxable income. Such net operating loss carryforwards expire at various dates from 2008 through 2010.

For the Partnership, the differences between the tax bases of assets and liabilities and the reported amounts are as follows:

                                          As of           As of
                                      December 31,    December 31,
                                            1995             1994
Partners' Capital/(Deficit) -
 financial statements                  $ 1,239,318    $(3,016,005)
 Differences:
 Offering expenses                      11,346,156      11,346,156
Basis of property, plant and equipment
 and intangible assets
                                         4,206,605       4,211,542
Unrealized loss on common stock
 investment                             15,000,000      15,000,000
Cumulative (income) losses of stock
 investments (corporations)              4,711,797      17,827,451
 Management fees                         4,176,677       4,176,677
 Other                                   3,387,604       1,065,474

 Partners' Capital - income tax
 basis                                 $44,068,157       $50,611,295


9.   MINORITY INTEREST

Paradigm/BBAD

The Partnership's Consolidated Financial Statements include 100% of the assets, liabilities and results of operations of Paradigm and its affiliate, BBAD. The Partnership holds a 50% interest in Paradigm, which owned approximately 52% in BBAD through Paradigm based upon capital contributions. The remaining approximately 48% of BBAD was owned by Associates, an entity which is not otherwise affiliated with the Partnership except as a 25% limited partner in Paradigm. The Partnership's net loss was decreased by approximately $10,000, $27,000 and $518,000 for the years ended December 31, 1995, 1994 and 1993, respectively as a result of the minority interest in BBAD. Minority interest is presented along with the discontinued operations of the Production segment of the Consolidated Financial Statements.

TCS

As discussed in Note 6, on March 26, 1993, the Partnership's total ownership interest in TCS increased to 51.005% and thus the Partnership has included TCS in the Consolidated Financial
Statements.

No minority interest has been recorded for the periods ended or as of December 31, 1995, 1994 and 1993 due to cumulative losses which have been incurred and the lack of an obligation on the part of the minority shareholder to fund such losses.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.

                            Part III.

Item 10.  Directors and Executive Officers of the Registrant.

Registrant has no executive officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are carried out either by executive officers of EHR Opportunity Management, Inc. and IMP Opportunity Management, Inc. as general partners of RP Opportunity Management, L.P. or executive officers of ML Opportunity Management Inc., acting on behalf of the General Partner. The executive officers and directors of RP Opportunity Management, L.P. and ML Opportunity Management Inc. are:

RP Opportunity Management, L.P. (the "Management Company").


                       Served in Present
        Name           Capacity Since (1)        Position Held

                                           Director and President
I. Martin Pompadur          6/15/87        IMP Opportunity Management

                                           Executive Vice President
Elizabeth McNey Yates       4/01/88        IMP Opportunity Management

(1) The Director holds office until a successor is elected and qualified. All executive officers serve at the pleasure of the Director.
ML Opportunity Management Inc. ("MLOM").


                       Served in Present
        Name           Capacity Since (1)         Position Held

Kevin K. Albert              2/19/91         President
                             6/22/87         Director

Robert F. Aufenanger         2/02/93         Executive Vice President
                             3/28/88         Director

Michael E. Lurie             8/10/95         Vice President
                             8/11/95         Director

Steven N. Baumgarten         3/07/94         Vice President

David G. Cohen               8/11/95         Vice President

Diane T. Herte               8/11/95         Treasurer


(1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.
I. Martin Pompadur, 60, Director and President of RP Opportunity Management, L.P. Mr. Pompadur is also the Chairman and Chief Executive Officer of GP Station Partners which is the General Partner of Television Station Partners, L.P., a private limited partnership that owned and operated four network affiliated television stations. These stations were sold in January 1996 and this partnership is currently in its liquidation phase. Mr. Pompadur is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owns and operates WBRE-TV, a network affiliated station in Wilkes-Barre/Scranton, Pennsylvania. Mr. Pompadur is also Chairman and Chief Executive Officer of U.S. Cable Partners, a general partner of U.S. Cable Television Group, L.P. ("U.S. Cable"), which owns and operates cable systems in ten states.
Mr. Pompadur is also the President and a Director of RP Media Management ("RPMM"), a joint venture which is a partner in Media Management Partners ("MMP"), an affiliate of the General Partner and the general partner of ML Media Partners, L.P., which presently owns several cable television systems and several radio stations. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator ("MSO") organized in January 1988 and owned principally by Mr. Pompadur and the estate of Elton H. Rule to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States.

Elizabeth McNey Yates, 33, Executive Vice President of RP Opportunity Management, L.P. and Senior Vice President of Media Opportunity Management Partners, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in April 1988 and has senior executive responsibilities in the areas of finance, operations, administration and acquisitions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc. and, since October 1, 1994, has also been President and Chief Operating Officer of MultiVision. Ms. Yates is also the Executive Vice President of RPMM.

Kevin K. Albert, 43, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of MLOM and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of MLOM and the managing general partner of the general partners of Delphi Film Associates III, IV, V and ML Delphi Premier Partners, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLOM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLOM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLOM and the general partner of the Managing General Partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLOM and the general partner of the General Partner of ML Technology Ventures, L.P.; Mr. Albert also serves as an independent general partner of Venture I and Venture II.

Robert F. Aufenanger, 42, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of ML Media, ML Film, ML Venture, ML R&D, ML Mezzanine and ML Mezzanine II.

Michael E. Lurie, 52, a First Vice President of Merrill Lynch & Co. Corporate Credit and the Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Prior to his present position, Mr. Lurie was the Director of Debt and Equity Markets Credit responsible for the global allocation of credit limits and the approval and structuring of specific transactions relating to debt and equity products. He also served as Chairman of the Merrill Lynch International Bank Credit Committee. Mr. Lurie is also a director of ML Media, ML Film, ML Venture and ML R&D.

Steven N. Baumgarten, 40, a Vice President of Merrill Lynch & Co. Corporate Credit joined Merrill Lynch in 1986. Mr. Baumgarten shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.
Mr. Baumgarten is also a director of ML Film.

David G. Cohen, 33, a Vice President of Merrill Lynch & Co. Corporate Credit joined Merrill Lynch in 1987. Mr. Cohen shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

Diane T. Herte, 35, an Assistant Vice President of Merrill Lynch & Co. Corporate Credit since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

Mr. Pompadur and Ms. Yates were each executive officers of Maryland Cable Corp. and Maryland Cable Holdings Corp. at and during the two years prior to the filing by both companies Maryland Cable and Holdings on March 10, 1994 of a consolidated plan of reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. For more information regarding such filings, refer to "Item 1. Business -- Maryland Cable Corp.".

Mr. Aufenanger is an executive officer of Mid-Miami Diagnostics Inc. ("Mid-Miami Inc."). On October 28, 1994 both Mid-Miami Inc. and Mid-Miami Diagnostics, L.P. filed voluntary petitions for protection from creditors under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

The Investment Committee has the responsibility and authority for developing, in conjunction with the Management Company, diversification objectives for the investments to be made by Registrant, for reviewing and approving each investment proposed by the Management Company for Registrant and for evaluating and approving dispositions of investments of Registrant. The Investment Committee will also establish reserves for Registrant for such purposes and in such amounts as it deems appropriate. The Investment Committee also has the responsibility and authority for monitoring the management of the investments of Registrant by the Management Company.

The current members of the Investment Committee are as follows:

       RPMM Representative  MLMM Representatives

       I. Martin Pompadur   Kevin K. Albert
                            Robert F. Aufenanger

Item 11.  Executive Compensation.

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 5 to the Financial Statements included in Item 8 hereof, however, for amounts paid by Registrant to the General Partner and its affiliates for the three years ended December 31, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

As of February 1, 1996, no person was known by the Registrant to be the beneficial owner of more than 5 percent of the Units.

To the knowledge of the General Partner, as of February 1, 1996, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch
& Co., Inc.

RP Opportunity Management, L.P. ("RPOM") is organized as a limited partnership, the general partners of which are EHR
Opportunity Management, Inc., and IMP Opportunity Management,
Inc.

IMP Opportunity Management, Inc. is wholly-owned by Mr. I. Martin
Pompadur and EHR Opportunity Management, Inc. is wholly-owned by the estate of Mr. Elton H. Rule.

Item 13.  Certain Relationships and Related Transactions.

Refer to Note 5 to the Financial Statements included in Item 8 hereof, and in Item 1 for a description of the relationship of the General Partner and its affiliates to Registrant and its subsidiaries.

                            Part IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

(a)       Financial Statements, Financial Statement Schedules and
          Exhibits.

          (1) Financial Statements

          See Item 8.  "Financial Statements and Supplementary
          Data."

          (2) Financial Statement Schedules

             No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statement or the notes thereto.

          (3)  Exhibits

            Exhibits               Incorporated by Reference to
3.1    Certificate of Limited            Exhibit 3.1 to Registrant's
Partnership                       Form S-1 the Registration
                                  Statement
                                  (File No. 33-15502)

3.2    Amended and Restated Agreement of Exhibit 3.2 to Registrant's
Limited Partnership               Annual Report on Form 10-K
                                  for the fiscal year ended
                                  December 31, 1987
                                  (File No. 33-15502)

10.1.1 Exchange Agreement dated December Exhibit 10.1 to Registrant's
31, 1993                          Form 8-K Report dated
                                         January 12, 1994
                                  (File No. 33-15502)

10.1.2 Consolidated Prepackaged Plan of  Exhibit to Registrant's Form
Reorganization of Maryland Cable  8-K Report dated March 10,
Corp. and Maryland Cable Holdings 1994
Corp.                             (File No. 33-15502)

10.1.3 Letter Agreement to Purchase and  Exhibit 10.1 to Registrant's
Sell all of the Assets of the     Annual Report on Form 10-K
community antenna television      for the fiscal year ended
systems owned by Windsor          December 31, 1988
Cablevision, Inc. between         (File No. 33-15502)
Williamston Cable Television,
Inc. and Windsor Cablevision,
Inc. dated as of March 7, 1988

10.1.4 Agreement between TCS,            Exhibit 10.1 to Registrant's
Registrant, Commonwealth Capital  Form 8-K Report dated
Partners, L.P., and other         December 14, 1992
parties, dated December 14, 1992  (File No. 0-16690)

10.1.5 Management Agreement dated as of  Exhibit 10.1.1 to
June 30, 1992 between ML Media    Registrant's Annual Report on
Opportunity Partners, L.P. and    Form 10-K for the fiscal year
Cablevision Systems Corporation   ended December 31, 1992
                                  (File No. 0-16690)

10.2   Promissory Note from Williamston  Exhibit 10.2 to Registrant's
Cable Television, Inc. to Windsor Annual Report on Form 10-K
Cablevision, Inc.                 for the fiscal year ended
                                  December 31, 1988
                                  (File No. 33-15502)

10.2   Services Agreement between        Exhibit 10.2 to Registrant's
Registrant, TCS Management Corp., Form 8-K Report dated
and Commonwealth Capital          December 14, 1992
Partners, L.P., dated December    (File 0-16690)
14, 1992

10.2.1 Asset Purchase Agreement dated    Exhibit 10.2.1 to
November 16, 1993 between Tar     Registrant's Quarterly Report
River Communications, Inc. and    on Form 10-Q for the quarter
Registrant                        ended September 30, 1993
                                  (File No. 0-16690)
10.3.1 Securities Purchase Agreement     Exhibit 28.1 to Registrant's
dated May 13, 1988 relating to    Quarterly Report on Form 10-Q
Prime Cable Systems               for the quarter ended
                                  June 30, 1988
                                  (File No. 0-16690)

10.3.2 Amendment No. 1 to Securities     Exhibit 2(b) to Amendment No.
Purchase Agreement, dated as of   2 to the Registration
October 21, 1988                  Statement of Maryland Cable
                                  Corp.
                                  (File No. 33-23679)

10.3.3 Amendment No. 2 to Securities     Exhibit 2(c) to Maryland
Purchase Agreement, dated as of   Cable Corp.'s Annual Report
October 28, 1988                  on Form 10-K for the fiscal
                                  year ended December 31, 1989
                                  (File No. 33-23679)

10.3.4 Purchase and Sale Agreement dated Exhibit 10.3.4 to
January 22, 1993 between Maryland Registrant's Annual Report on
Cable Corp. and Benchmark         Form 10-K for the fiscal year
Acquisition Fund I Limited        ended December 31, 1992
Partnership                       (File No. 0-16690)

10.4   Credit Agreement dated November   Exhibit 28.2 to Registrant's
4, 1988 between Maryland Cable    Quarterly Report on Form 10-Q
Corp., and Citibank, N.A., as     for the quarter ended
agent                             June 30, 1988
                                  (File No. 0-16690)

10.5   Maryland Cable Corp. to Security  Exhibit 4(a) to Maryland
Pacific National Trust Company    Cable Corp.'s Annual Report
(New York) Trustee - Indenture    on Form 10-K for the fiscal
Dated as of November 15, 1988 -   year ended December 31, 1989
$162,406,000 Senior Subordinated  (File No. 33-23679)
Discount Notes due 1988

10.6   Asset Purchase Agreement dated    Exhibit 10.6 to Registrant's
December 21, 1988 by and between  Annual Report on Form 10-K
CBN Continental Broadcasting      for the fiscal year ended
Network, Inc., and ML Media       December 31, 1988
Opportunity Partners, L.P.        (File No. 33-15502)

10.7   Agency and Cost Allocation        Exhibit 10(a) to Maryland
Agreement, as amended             Cable Corp.'s Annual Report
                                  on Form 10-K for the fiscal
                                  year ended December 31, 1989
                                  (File No. 33-23679)

10.8   Fee Sharing Agreement between ML  Exhibit 10(b) to Maryland
Media Opportunity Partners, L.P.  Cable Corp.'s Annual Report
and Maryland Cable Corp.          on Form 10-K for the fiscal
                                  year ended December 31, 1989
                                  (File No. 33-23679)

10.9   Subordination Agreement by and    Exhibit 28(a) to Maryland
among ML Media Opportunity        Cable Corp.'s Annual Report
Partners, L.P., Maryland Cable    on Form 10-K for the fiscal
Corp. and Security Pacific        year ended December 31, 1989
National Trust Company (New York) (File No. 33-23679)
as trustee

10.10.1Guaranty of Cellular Holdings,    Exhibit 10.10.1 to
Inc. dated May 19, 1989           Registrant's Quarterly Report
                                  on Form 10-Q for the quarter
                                  ended June 30, 1989
                                  (File No. 0-16690)

10.10.2Security and Pledge Agreement     Exhibit 10.10.2 to
between Cellular Holdings, Inc.   Registrant's Quarterly Report
and ML Media Opportunity          on Form 10-Q for the quarter
Partners, L.P. dated as of May    ended June 30, 1989
19, 1989                          (File No. 0-16690)

10.10.3Subscription and Purchase         Exhibit 10.10.3 to
Agreement 666,667 shares of       Registrant's Quarterly Report
Series A Convertible Preferred    on Form 10-Q for the quarter
Stock of General Cellular Corp.   ended June 30, 1989
Dated as of May 19, 1989          (File No. 0-16690)

10.10.4Certificate of Designations,      Exhibit 10.10.4 to
Preferences, and Relative Rights  Registrant's Quarterly Report
of Series A Convertible Preferred on Form 10-Q for the quarter
Stock of General Cellular         ended June 30, 1989
Corporation                       (File No. 0-16690)

10.10.5Registration Rights Agreement     Exhibit 10.10.5 to
Dated as of May 19, 1989 between  Registrant's Quarterly Report
General Cellular Corp. and ML     on Form 10-Q for the quarter
Media Opportunity Partners, L.P.  ended June 30, 1989
                                  (File No. 0-16690)

10.11  Limited Partnership Agreement     Exhibit 10.11 to Registrant's
between Bob Banner Associates,    Quarterly Report on Form 10-Q
the Gary L. Pudney Co. and ML     for the quarter ended June
Media Opportunity Productions,    30, 1989
Inc. and ML Media Opportunity     (File No. 0-16690)
Partners, L.P.

10.12  Stockholders Agreement dated as   Exhibit 10.12 to Registrant's
of September 1, 1989 among        Annual Report on Form 10-K
Mediaventures International       for the fiscal year ended
Limited, ML Media Opportunity     December 31, 1991
Partners, L.P., Peter Clark and   (File No. 0-16690)
Alan Morris

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

10.16  First Amendment to Credit         Exhibit 10.16 to Registrant's
Agreement dated as of November    Annual Report on Form 10-K
14, 1989 by and among Maryland    for the fiscal year ended
Cable Corp., and Citibank, N.A.,  December 31, 1991
as Agent                          (File No. 0-16690)

10.17  Second Amendment to Credit        Exhibit 10.17 to Registrant's
Agreement dated March 30, 1990 by Annual Report on Form 10-K
and among Maryland Cable Corp.    for the fiscal year ended
and Citibank, N.A., as Agent      December 31, 1991
                                  (File No. 0-16690)

10.18  Security and Pledge Agreement     Exhibit 10.18 to Registrant's
between General Cellular          Annual Report on Form 10-K
Corporation and ML Media          for the fiscal year ended
Opportunity Partners, L.P. dated  December 31, 1991
as of June 15, 1990               (File No. 0-16690)

10.19  Employment Agreement dated June   Exhibit 10.19 to Registrant's
22, 1990 between Jessica J.       Annual Report on Form 10-K
Josephson and International Media for the fiscal year ended
Publishing, Inc.                  December 31, 1991
                                  (File No. 0-16690)

10.19.1Agreement dated November 1, 1992  Exhibit 10.19.1 to
between Venture Media and         Registrant's Annual Report on
Communications, L.P., ML Media    Form 10-K for the fiscal year
Opportunity Partners, L.P.,       ended December 31, 1992
Jessica J. Josephson,             (File No. 0-16690)
International Media Strategies,
Inc. and International Media
Publishing, L.P.

10.20  Limited Partnership Agreement of  Exhibit 10.20 to Registrant's
International Media Publishing    Annual Report on Form 10-K
L.P. dated June 22, 1990          for the fiscal year ended
                                  December 31, 1991
                                  (File No. 0-16690)

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

10.21  TCS Television Partners, L.P.     Exhibit 10.21 to Registrant's
Note Purchase Agreement dated     Annual Report on Form 10-K
June 1, 1990                      for the fiscal year ended
                                  December 31, 1991
                                  (File No. 0-16690)

10.22  Amended and Restated Credit       Exhibit 10.22 to Registrant's
Agreement dated as of September   Annual Report on Form 10-K
6, 1991, among Maryland Cable     for the fiscal year ended
Corp., Maryland Cable Holdings    December 31, 1991
Corp. and Citibank, N.A. as Agent (File No. 0-16690)

10.23  Participation Agreement dated as  Exhibit 10.23 to Registrant's
of September 6, 1991, among ML    Annual Report on Form 10-K
Cable Partners, L.P. and          for the fiscal year ended
Citibank, N.A., as Agent          December 31, 1991
                                  (File No. 0-16690)

10.24  Limited Partnership Agreement of  Exhibit 10.24 to Registrant's
ML Cable Partners, L.P. dated as  Annual Report on Form 10-K
of September 4, 1991              for the fiscal year ended
                                  December 31, 1991
                                  (File No. 0-16690)

10.25  Certificate of Limited            Exhibit 10.25 to Registrant's
Partnership of ML Cable Partners, Annual Report on Form 10-K
L.P.                              for the fiscal year ended
                                  December 31, 1991
                                  (File No. 0-16690)

10.26  Warrant Purchase Agreement dated  Exhibit 10.26 to Registrant's
as of September 6, 1991, among    Annual Report on Form 10-K
Maryland Cable Holdings Corp. and for the fiscal year ended
Citibank, N.A., as Agent          December 31, 1991
                                  (File No. 0-16690)

10.27  Class A Warrant to Purchase       Exhibit 10.27 to Registrant's
Common Stock of Maryland Cable    Annual Report on Form 10-K
Holdings Corp., dated September   for the fiscal year ended
6, 1991                           December 31, 1991
                                  (File No. 0-16690)

10.28  Amended and Restated              Exhibit 10.28 to Registrant's
Subordination Agreement dated as  Annual Report on Form 10-K
of September 6, 1991, among       for the fiscal year ended
Registrant, Maryland Cable Corp., December 31, 1991
Maryland Cable Holdings Corp. and (File No. 0-16690)
Citibank, N.A. as Agent

10.29  Amendatory Agreement, dated as of Exhibit 10.29 to Registrant's
September 6, 1991 among Maryland  Annual Report on Form 10-K
Cable Corp., Maryland Cable       for the fiscal year ended
Holdings Corp., and Citibank,     December 31, 1991
N.A. as Agent                     (File No. 0-16690)

10.30  Amended and Restated Guaranty to  Exhibit 10.30 to Registrant's
Maryland Cable Corp., dated as of Annual Report on Form 10-K
September 6, 1991, by Citibank,   for the fiscal year ended
N.A. as Agent, and Maryland Cable December 31, 1991
Holdings Corp.                    (File No. 0-16690)

10.31  Agent's Fee Agreement dated as of Exhibit 10.31 to Registrant's
September 6, 1991, between        Annual Report on Form 10-K
Citibank, N.A. and Maryland Cable for the fiscal year ended
Corp.                             December 31, 1991
                                  (File No. 0-16690)

10.32  Co-Sale Agreement dated as of     Exhibit 10.32 to Registrant's
September 6, 1991, among          Annual Report on Form 10-K
Registrant and Maryland Cable     for the fiscal year ended
Holdings Corp.                    December 31, 1991
                                  (File No. 0-16690)

10.33  Agreement for the Sale and        Exhibit 10.33 to Registrant's
Purchase of Information Research  Annual Report on Form 10-K
Division of Logica UK Limited,    for the fiscal year ended
dated December 17, 1991           December 31, 1991
                                  (File No. 0-16690)

10.34  Memorandum and Articles of        Exhibit 10.34 to Registrant's
Association of Intelidata         Annual Report on Form 10-K
Limited, dated as of October 18,  for the fiscal year ended
1991                              December 31, 1991
                                  (File No. 0-16690)

10.35  Agreement among Bob Banner        Exhibit 10.35 to Registrant's
Associates, The Gary L. Pudney    Annual Report on Form 10-K
Co., ML Media Opportunity         for the fiscal year ended
Productions, Inc., and Registrant December 31, 1991
for withdrawal of Bob Banner      (File No. 0-16690)
Associates and the Gary L. Pudney
Co. as General Partners from
Paradigm Entertainment L.P. dated
May 31, 1991

10.35.1Partnership Agreement dated June  Exhibit 10.35.1 to
23, 1992 among Bob Banner         Registrant's Annual Report on
Associates, Inc. and Paradigm     Form 10-K for the fiscal year
Entertainment, L.P.               ended December 31, 1992
                                  (File No. 0-16690)
10.36a Articles of Association of Media  Exhibit 10.36a to Quarterly
Ventures Investments Ltd.         Report on Form 10-Q for the
                                  quarter ended
                                  March 31, 1992
                                  (File No. 0-16690)

10.36b Special Resolution of Media       Exhibit 10.36b to Quarterly
Ventures Investments Ltd.         Report on Form 10-Q for the
                                  quarter ended March 31, 1992
                                  (File No. 0-16690)

10.36c Articles of Association of        Exhibit 10.36c to Quarterly
European Media Partners, Ltd.     Report on Form 10-Q for the
                                  quarter ended March 31, 1992
                                  (File No. 0-16690)

10.36d Special Resolution of European    Exhibit 10.36d to Quarterly
Media Partners, Ltd.              Report on Form 10-Q for the
                                  quarter ended March 31, 1992
                                  (File No. 0-16690)

10.36e Certificate of Incorporation on   Exhibit 10.36e to Quarterly
Change of Name (various)          Report on Form 10-Q for the
                                  quarter ended March 31, 1992
                                  (File No. 0-16690)

10.36f Resolution of Investment by ALP   Exhibit 10.36f to Quarterly
Enterprises in European Media     Report on Form 10-Q for the
Partners, Ltd.                    quarter ended March 31, 1992
                                  (File No. 0-16690)

10.36g Resolution of initial ownership   Exhibit 10.36g to Quarterly
structure of European Media       Report on Form 10-Q for the
Partners, Ltd.                    quarter ended March 31, 1992
                                  (File No. 0-16690)

10.36h Agreement to transfer of          Exhibit 10.36h to Quarterly
International Programme Ventures  Report on Form 10-Q for the
Limited to European Media         quarter ended March 31, 1992
Partners, Ltd.                    (File No. 0-16690)

10.36i Agreement for the Sale and        Exhibit 10.36i to Quarterly
Purchase of 50% of the issued     Report on Form 10-Q for the
Share Capital of Neomedion Ltd.   quarter ended March 31, 1992
                                  (File No. 0-16690)

10.36j Listing of Shareholders at May    Exhibit 10.36j to Quarterly
14, 1992 of Mediaventures         Report on Form 10-Q for the
Investments Ltd., European Media  quarter ended March 31, 1992
Partners, Ltd. and Neomedion Ltd. (File No. 0-16690)

10.37  Management Agreement by and       Exhibit 10.37 to Quarterly
between Fairfield Communications, Report on Form 10-Q for the
Inc. and ML Media Partners, L.P.  quarter ended June 30, 1993 and Registrant dated May 15, 1993 (File No. 0-16690)

10.37.1Sharing Agreement by and among ML Exhibit 10.37.1 to Quarterly
Media Partners, L.P., Registrant, Report on Form 10-Q for the
RP Companies, Inc., Radio Equity  quarter ended June 30, 1993
Partners, Limited Partnership and (File No. 0-16690)
Fairfield Communications, Inc.

10.37.2Option Agreement by and between   Exhibit 10.37.2 to
U.S. Radio, Inc. and Registrant   Registrant's Annual Report on
relating to station WMXN-FM dated Form 10-K for the fiscal year
January 25, 1994                  ended December 31, 1993
                                  (File No. 0-16690)
10.37.3Time Brokerage Agreement by and   Exhibit 10.37.3 to
between U.S. Radio, L.P. and      Registrant's Annual Report on
Registrant relating to station    Form 10-K for the fiscal year
WMXN-FM dated January 25, 1994    ended December 31, 1993
                                  (File No. 0-16690)
10.38  Order of the United States        Exhibit 10.01 to Quarterly
Bankruptcy Court, Southern        Report on Form 10-Q for the
District of New York, approving   quarter ended
nonmaterial modifications to the  March 31, 1994
consolidated prepackaged plan of  (File No. 0-16690)
reorganization of Maryland Cable
Corp. and Maryland Cable Holdings
Corp.

10.39  Order of the United States        Exhibit 10.02 to Quarterly
Bankruptcy Court, Southern        Report on Form 10-Q for the
District of New York, confirming  quarter ended
debtors' first amended            March 31, 1994
consolidated prepackaged debtors' (File No. 0-16690)
first amended consolidated
prepackaged plan of
reorganization under Chapter 11
of the United States Bankruptcy
Code

10.40  Exchange agreement and plan of    Exhibit 10.01 to Quarterly
merger by and among Registrant,   Report on Form 10-Q for the
Western Wireless Corporation,     quarter ended
Markets Cellular Limited          June 30, 1994
Partnership and others dated July (File No. 0-16690)
20, 1994

10.41  Stockholders agreement  by and    Exhibit 10.02 to Quarterly
among Western Wireless            Report on Form 10-Q for the
Corporation, Registrant and       quarter ended
others dated July 29, 1994        June 30, 1994
                                  (File No. 0-16690)
10.42  Asset purchase agreement between  Exhibit 10.01 to Quarterly
ML Media Opportunity Partners,    Report on Form 10-Q for the
L.P. and US Radio of Norfolk,     quarter ended
Inc. dated October 26, 1994       September 30, 1994
                                  (File No. 0-16690)
10.43  Agreement between ML Media        Exhibit 10.02 to Quarterly
Opportunity Partners, L.P., MV    Report on Form 10-Q for the
Technology Limited, ALP           quarter ended
Enterprises Inc., European Media  September 30, 1994
Partners Limited, and others      (File No. 0-16690)
dated August 12, 1994

10.44  Share sale agreement between ML   Exhibit 10.03 to Quarterly
Media Opportunity Partners, L.P., Report on Form 10-Q
ALP Enterprises, Inc., European   for the quarter ended
Media Partners Limited, and       September 30, 1994
others dated August 12, 1994      (File No. 0-16690)

10.45  Agreement by and among Bob Banner Exhibit 10.01 to Quarterly
Associates, Inc. and Paradigm     Report on Form 10-Q
                                  for the quarter ended
                                  September 30, 1995
                                  (File No. 0-16690)

27     Financial Data Schedule

99.1   Pages 13 through 21 and 41        Exhibit 28.1 to Registrant's
through 50 of Prospectus of the   Annual Report on Form 10-K
Partnership dated December 31,    for the fiscal year ended
1987, filed pursuant to Rule      December 31, 1987
424(b) under the Securities Act   (File No. 33-15502)
of 1933

99.2   Pages 12 through 15, 17, 18, 22   Exhibit 28.2 to Registrant's
through 25, 41 through 53 and 55  Annual Report on Form 10-K
through 72 of Prospectus for      for the fiscal year ended
Maryland Cable Corp.'s offering   December 31, 1988
of $162,406,000 Senior            (File No. 33-15502)
Subordinated Discount Notes due
1998 and Maryland Cable Holdings
Corp.'s offering of 2,000,000
Shares of Class B common Stock


(b)    Reports on Form 8-K.

No reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this report.

(c)    Exhibits.

See (a)(3) above.

(d)    Financial Statement Schedules.

See (a)(2) above.
                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                       By: Media Opportunity Management Partners
                           General Partner

                       By: ML Opportunity Management Inc.


Dated: April 1, 1996   /s/ Kevin K. Albert
                           Kevin K. Albert
                           Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP OPPORTUNITY MANAGEMENT, L.P.

                       By: IMP Opportunity Management Inc.
                           a general partner


        Signature                    Title                Date

 /s/ I. Martin Pompadur     Director and             April 1, 1996
    (I. Martin Pompadur)    President(principal
                            executive officer of
                            the Registrant)


 /s/Elizabeth McNey Yates   Executive Vice           April 1, 1996
   (Elizabeth McNey Yates)  President


ML OPPORTUNITY MANAGEMENT INC. ("MLOM")


        Signature                   Title               Date

                            Each with respect to
                            MLOM unless otherwise
                            noted)

 /s/ Kevin K. Albert        Director and           April 1, 1996
    (Kevin K. Albert)       President

 /s/ Robert F. Aufenanger   Director and           April 1, 1996
    (Robert F. Aufenanger)  Executive Vice
                            President

 /s/ Michael E. Lurie       Director and Vice      April 1, 1996
    (Michael E. Lurie)      President

 /s/ Diane T. Herte         Treasurer              April 1, 1996
    (Diane T. Herte)        (principal accounting
                            officer and principal
                            financial officer of
                            the Registrant)