Form 10-Q
period 1996-03-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1996-05-15
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended
                          March 31,1996

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

               ML Media Opportunity Partners, L.P.

                 Part I - Financial Information.


              Item 1.   Financial Statements

               TABLE OF CONTENTS



Consolidated Balance Sheets as of March 31, 1996
(Unaudited) and December 31, 1995 (Unaudited)

Consolidated Statements of Operations for the thirteen week periods ended March 31, 1996
(Unaudited) and March 31, 1995 (Unaudited)

Consolidated Statements of Cash Flows for the thirteen week periods ended March 31, 1996
(Unaudited) and March 31, 1995 (Unaudited)

Notes to the Consolidated Financial Statements for the thirteen week period ended
March 31, 1996 (Unaudited)

              ML MEDIA OPPORTUNITY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1996 (UNAUDITED) AND
                 DECEMBER 31, 1995 (UNAUDITED)

                                     March 31,     December 31,
                                         1996            1995
ASSETS:
Cash and cash equivalents
                                      $   632,306    $   570,336
Investment in joint
venture and common stock
                                        1,261,666      1,261,666
Other assets                               17,655         87,354

TOTAL ASSETS                          $ 1,911,627    $ 1,919,356

LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Accounts payable and
accrued liabilities                   $   538,138    $   539,327
Net Liabilities of
Discontinued Operations:
  Production Segment                        140,711        140,711
Television and Radio
Station Segment                                 -              -
Total Liabilities                         678,849        680,038

Commitments and
Contingencies



(Continued on the following page.)

              ML MEDIA OPPORTUNITY PARTNERS, L.P.
  CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1996 (UNAUDITED)
               AND DECEMBER 31, 1995 (UNAUDITED)
                          (continued)

                                    March 31,     December 31,
                                        1996            1995
Partners' Capital:

General Partner:
Capital contributions,
net of offering
expenses                               1,019,428      1,019,428
Cash Distributions                     (120,077)      (120,077)
Cumulative loss                        (866,531)      (866,466)
                                          32,820         32,885
Limited Partners:
Capital contributions,
net of offering
expenses (112,147.1
Units of Limited
Partnership Interest)                100,914,316    100,914,316
Tax allowance cash
distribution                         (2,040,121)    (2,040,121)
Other cash distributions
                                    (11,887,582)   (11,887,582)
Cumulative loss                     (85,786,655)   (85,780,180)
                                       1,199,958      1,206,433
Total Partners' Capital
                                       1,232,778      1,239,318
TOTAL LIABILITIES AND
PARTNERS' CAPITAL                   $  1,911,627   $  1,919,356

See Notes to Consolidated Financial Statements (Unaudited).




              ML MEDIA OPPORTUNITY PARTNERS, L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THIRTEEN WEEK PERIODS ENDED
                   MARCH 31, 1996 (UNAUDITED)
                 AND MARCH 31, 1995 (UNAUDITED)

                                     March 31,      March 31,
                                         1996           1995

Partnership Operating Expenses:

General and administrative           $   14,029     $    36,936


Management fees                               -         617,015
                                         14,029         653,951

Interest Income                           7,489          38,490

Loss from Partnership operations        (6,540)       (615,461)

Discontinued operations:

Gain on Sale of Discontinued
Television and Radio Station
Segment                                      -       1,684,328

Income from discontinued operations
                                             -       1,684,328

NET(LOSS)/INCOME                    $   (6,540)     $ 1,068,867


(Continued on the following page.)





              ML MEDIA OPPORTUNITY PARTNERS, L.P.
             CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THIRTEEN WEEK PERIODS ENDED
                   MARCH 31, 1996 (UNAUDITED)
                 AND MARCH 31, 1995 (UNAUDITED)

Per Unit of Limited Partnership
Interest:

Loss from Partnership operations     $     (.06)    $     (5.43
                                                             )

Gain on Sale of discontinued
operations                                    -          14.87

NET(LOSS)/INCOME                    $     (.06)    $      9.44


Number of Units                       112,147.1      112,147.1

See Notes to Consolidated Financial Statements (Unaudited).

              ML MEDIA OPPORTUNITY PARTNERS, L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1996 (UNAUDITED)
                 AND MARCH 31, 1995 (UNAUDITED)

                                      March 31,      March 31,
                                          1996           1995
Cash flows from operating
activities:

Net (Loss)/Income                    $   (6,540)    $ 1,068,867


Adjustments to reconcile net
 (loss)/income to net cash provided
 by/(used in) operating activities:

Gain on Sale of Discontinued
 Television and Radio Station
 Segment                                       -    (1,684,328)

Change in operating assets and
 liabilities:

Other assets                              69,699        (1,659)

Accounts payable and accrued
 liabilities                             (1,189)       (63,692)

Net cash provided by/(used in)
 operating activities                     61,970      (680,812)


(Continued on the following page.)

              ML MEDIA OPPORTUNITY PARTNERS, L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1996 (UNAUDITED)
                 AND MARCH 31, 1995 (UNAUDITED)

Cash flows from investing
 activities:

Proceeds from sale of radio station
 WMXN-FM                                       -      3,334,013

Net cash provided by investing
 activities                                    -      3,334,013

Net increase in cash and
 cash equivalents                         61,970      2,653,201

Cash and cash equivalents at
 beginning of year                       570,336      2,150,473

Cash and cash equivalents at end of
 period                              $   632,306    $ 4,803,674


Interest paid                        $   280,508    $   837,107



Supplemental Disclosure:

Effective February 21, 1995, the Partnership sold the assets of radio station WMXN-FM.

Effective September 15, 1995, the Partnership sold all of the capital stock of Avant Development Corporation.


See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 31, 1996 (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of March 31, 1996 and the results of operations and cash flows of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results of operations for the entire year.

Additional information, including the audited year end 1995 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1995 on file with the Securities and Exchange Commission.

2.   Liquidity and Capital Resources

At March 31, 1996, the Partnership had $632,306 in cash and cash equivalents. The Partnership will continue to attempt to sell or otherwise dispose of its remaining investments in media properties.

TCS Television Partners L.P. ("TCS")continues to be in default on covenants under its note agreements as of March 31, 1996 and expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1996. TCS is in the process of marketing the remaining TCS stations for sale (see below).

Sale of WMXN-FM

On February 21, 1995, US Radio of Norfolk, Inc. purchased WMXN-FM for approximately $3.5 million. Following payment of a transaction fee to a third party unaffiliated with the Partnership and/or its affiliates, approximately $3.3 million was remitted to the Partnership. The Partnership recognized a gain of approximately $1.7 million for financial reporting purposes in 1995 on the sale of WMXN-FM. In addition, on March 7, 1995 and February 28, 1996, approximately $400,000 and $66,000, respectively, were returned to the Partnership from WMXN-FM's cash balances.

Disposition of IMPLP/IMPI and Intelidata

Effective July 1, 1993, the Partnership entered into three transactions to sell the business and liquidate the assets of IMPLP/IMPI and Intelidata. Subsequent to the sale of the businesses, the Partnership advanced net additional funds totaling approximately $100,000 through December 31, 1995 to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors and liquidation costs. The Partnership anticipates that it will make additional such advances to IMPLP/IMPI and Intelidata during 1996. The aggregate amounts of the Partnership's obligations to fund such advances, including certain contractual obligations, is not currently anticipated to exceed the amount of the writedown. It is unlikely that the Partnership will recover any portion of its investment in IMPLP/IMPI/Intelidata.

Partnership's Remaining Investments

As of March 31, 1996, the Partnership's investments in media properties consisted of:

    Ownership of 351,665 shares of common stock of Western
    Wireless Corporation ("WWC"), a cellular telecommunications company;

    51.005% ownership of TCS, which owns (i) 20% of the outstanding common stock of Fabri Development Corporation ("Fabri"), which in turn owns and operates two network affiliated television stations serving Terre Haute, Indiana and St. Joseph, Missouri and (ii) 100% of the outstanding common stock of TCS Television, Inc., ("TCS Inc.") which in turn owns the 80% of the outstanding common stock of Fabri not owned by TCS;

    50% ownership of Paradigm Entertainment, L.P. ("Paradigm"), a California based company which owns three movies and a participating interest in Bob Banner Associates Development
    ("BBAD") programs;

    and a 13.8% ownership of MV Technology Limited ("MVT"), a United Kingdom corporation whose sole purpose is to manage a 10% interest in Teletext ("Teletext"), a United Kingdom corporation organized to acquire United Kingdom franchise rights to provide data in text form to television viewers via television broadcast sidebands.

The status of all of the Partnership's remaining investments is discussed in more detail below.

TCS Television Partners, L.P.

TCS remains in default on covenants under its note agreements as of March 31, 1996 and expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1996. TCS engaged in discussions with its note holders regarding a potential restructuring of TCS's note agreements, but ultimately decided to pursue a sale of the TCS stations. The Partnership engaged Furman Selz Incorporated to assist it in marketing the TCS television stations for sale.

On September 15, 1995, TCS Inc., a wholly owned subsidiary of TCS, completed the sale to The Spartan Radiocasting Company ("Spartan") of all of the outstanding capital stock of Avant Development Corporation ("Avant"), a 100% owned corporate subsidiary of TCS, Inc. which owns WRBL-TV for a net sales price of $22.7 million. From the proceeds of the sale, a reserve of approximately $1.4 million was established to cover certain expenses and liabilities relating to the sale and $1,250,000 was deposited into an indemnity escrow account to secure TCS Inc.'s indemnification obligations account to Spartan for taxes and other liabilities. In addition, approximately $18.9 million was applied to repay a portion of TCS' total indebtedness of approximately $43 million as of December 31, 1994, which is secured by a pledge of the shares of Fabri, another wholly owned subsidiary of TCS Inc. which owns and operates KQTV-TV, St. Joseph, Missouri and WTWO-TV Terre Haute, Indiana and approximately $1.1 million in closing costs. The Partnership is actively marketing these two stations for potential sale during 1996. The Partnership recognized a gain, for financial reporting purposes, on the sale of Avant of approximately $17.6 million, partially offset by a reserve for estimated losses on such future sale of the remaining television stations of TCS of approximately $9.9 million.

While TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the ability to foreclose on the stock of Fabri, but not the other assets of the Partnership. Nevertheless, it is the Partnership's intention to actively pursue a sale of the two remaining TCS television stations. No assurance can be made that the two remaining TCS television stations will be sold since the Partnership may not be able to reach a final agreement with potential purchasers on terms acceptable to the Partnership. Whether or not the Partnership is able to sell all the TCS television stations, it is unlikely that the Partnership will recover more than a nominal amount of its investment in TCS.

GCC/WWC

On January 20, 1994, the majority stockholders of General Cellular Corporation ("GCC") and certain holders of interests in MARKETS Cellular Limited Partnership ("Markets") and PN Cellular, Inc. ("PNCI") executed a Memorandum of Intention (the "Memorandum") pursuant to which the parties thereto expressed their intent to effect a proposed business combination of GCC and Markets.

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

The parties have entered into a stockholders agreement containing certain restrictions on transfer, registration rights and corporate governance provisions. On March 15, 1996, WWC filed a registration statement with the Securities and Exchange Commission in order to make a public offering of its stock. On May 3, 1996, WWC issued a preliminary prospectus which disclosed a 3.1 to 1 stock split and an estimated offering price subsequent to the stock split ranging from $21 to $24 per share. Subsequent to the 3.1 to 1 stock split described above, the Partnership' will own 1,090,162 shares of WWC. The Partnership has elected to include all of its 351,665 shares (1,090,162 post-split) of WWC in WWC's public offering. However, there can be no assurances that WWC's public offering will be consummated as contemplated or that the Partnership will be able to sell its shares in connection with such offering.

Paradigm/BBAD

Effective June 23, 1992, Paradigm formed a general partnership with Bob Banner Associates ("Associates") to start a new production company, BBAD. Pursuant to this new general partnership arrangement between Paradigm and Associates, during 1992 Paradigm advanced approximately $942,000 and Associates advanced approximately $457,000 to fund BBAD's operations and the development of certain programming concepts. Initially, Paradigm owned 67% and Associates owned 33% of BBAD, based on their capital contributions to BBAD. In addition, Associates contributed an additional approximately $0.7 million and Paradigm contributed approximately $0.3 million from existing cash balances during 1993 to fund BBAD's operations. As of December 31, 1995, the Partnership had advanced a total of approximately $7.5 million to Paradigm (net of funds returned by Paradigm).

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

On April 25, 1996, Paradigm sold the rights in one of its films to Fenady Associates, Inc., which is not an affiliate of the Partnership, for $80,000, all such proceeds were received by the Partnership. The Partnership will recognize a gain for financial reporting purposes of $80,000 on the sale of the film in the second quarter of 1996.

Refer to Note 3 for further information regarding Paradigm and BBAD.

Investments and EMP, Ltd. and MVT

Effective August 12, 1994, the Partnership and European Media Partners, Ltd. ("EMP, Ltd.") restructured the ownership of EMP, Ltd. and certain of its subsidiaries in order to enable EMP, Ltd. to attract additional capital from ALP Enterprises, Inc. ("ALP Enterprises") and other potential third party investors. In the restructuring, based on certain representations from EMP, Ltd. and ALP Enterprises, the Partnership sold to Clarendon and ALP Enterprises for nominal consideration the Partnership's shares in EMP, Ltd. Simultaneously, the Partnership and EMP, Ltd. entered into an agreement whereby EMP, Ltd.'s 10% interest in Teletext was transferred, together with a 350,000 loan (approximately $543,000 at then-current exchange rates) from EMP, Ltd. to a newly formed entity, MVT. After the transfer, the Partnership owned 13.8% of the issued common shares of MVT, while EMP, Ltd. owns the remaining 86.2%. MVT's sole purpose is to manage its 10% interest in Teletext. MVT will pay an annual fee to EMP, Ltd. for management services provided by EMP, Ltd. in connection with overseeing MVT's investment in Teletext. Following the restructuring, the Partnership no longer has any interest in EMP, Ltd.

The Partnership has the right to require EMP, Ltd. to purchase the Partnership's interest in MVT at any time between December 31, 1994 and December 31, 1997. EMP, Ltd. has the right to require the Partnership to sell the Partnership's interest in MVT to EMP, Ltd. at any time between September 30, 1995 and September 30, 1998. In January, 1996, EMP, Ltd. decided to exercise its right to require the Partnership to sell its interest in MVT to EMP, Ltd. and notified the Partnership of its intention to acquire the Partnership's interest. The Partnership is currently negotiating the terms of such sale. During 1995, the Partnership received approximately $108,000 in dividends from MVT.

Summary

In summary of the Partnership's liquidity status, the Partnership has $632,306 in cash and cash equivalents available for working capital purposes. The Partnership has no contractual commitment to advance funds to any of its existing investments, other than its obligation to fund cash shortfalls resulting from pre-sale claims and liquidation costs related to its former investments in IMPLP/IMPI and Intelidata.

3.   DISCONTINUED OPERATIONS

Television and Radio Station Segment

Due to the Partnership's decision to dispose of its interest in its television and radio stations, the Partnership has presented its Television and Radio Station Segment as discontinued operations. The Partnership sold two of its stations in 1995 (see Note 2) and intends to sell the remaining two stations in 1996.

The net liabilities of discontinued operations of the Television and Radio Station Segment on the Consolidated Balance Sheets are comprised of the following:

                                 As of             As of
                               March 31,        December 31,
                                    1996              1995
Property, plant and
 equipment, net                $  3,183,856      $  3,277,806

Intangible assets, net           32,652,716        32,939,937

Other assets                      6,052,573         6,801,971

Borrowings                     (23,336,433)       (24,045,943)

Other liabilities              (18,552,712)      (18,973,771)

Net liabilities of
 discontinued operations       $          0      $          0


Included in net liabilities of discontinued operations is the reserve established for expected losses on the disposition of the remaining stations comprising the Television and Radio Station Segment (inclusive of expected operating losses through the date of disposal)(See Note 2).

The aggregate amount of borrowings is detailed as follows:

                                      As of            As of
                                   March 31,      December 31,
                                        1996            1995
 Senior Secured Notes-TCS         $ 12,009,629     $ 12,719,139
 Senior Secured Subordinated
   Notes-TCS                        11,326,804       11,326,804
                                   $ 23,336,433     $ 24,045,943

During 1996, TCS paid down $709,510 on secured borrowings, which included outstanding principal payments totaling $299,450 which had become due and owing in 1995.

The Partnership recorded a gain of $1,684,328 on the sale of WMXN-
FM during the first quarter of 1995(see Note 2).

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

Due to the expected disposition of Paradigm, the Partnership's
Production Segment has been presented as discontinued operations.
The net liabilities of the discontinued operations of the Production Segment on the Consolidated Balance Sheets are comprised of the following:


                                 As of             As of
                               March 31,        December 31,
                                    1996              1995
Cash                            $    54,152       $    57,131

Accounts payable and
 accrued liabilities              (194,863)         (197,842)

Net liabilities of
 discontinued operations       $  (140,711)      $  (140,711)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

At March 31, 1996, Registrant had $632,306 in cash and cash equivalents available for working capital purposes.

Registrant will continue to attempt to sell or otherwise dispose of its remaining investments in media properties, and then liquidate.

TCS Television Partners L.P. ("TCS") continues to be in default on covenants under its note agreements as of March 31, 1996 and expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1996.
TCS is in the process of marketing the remaining TCS stations for sale (see below).

On May 3, 1996, WWC issued a preliminary prospectus which disclosed a 3.1 to 1 stock split and an estimated offering price subsequent to the stock split ranging from $21 to $24 per share. Subsequent to the 3.1 to 1 stock split described above, Registrant will own 1,090,162 shares of WWC. Registrant has elected to include all of its 351,665 shares (1,090,162 post-split) of WWC in WWC's public offering. However, there can be no assurances that the WWC public offering will be consummated as contemplated or that Registrant will be able to sell its shares in connection with such offering.

On April 25, 1996, Paradigm sold the rights in one of its films to Fenady Associates, Inc., which is not an affiliate of Registrant, for $80,000, all such proceeds were paid to Registrant. Registrant will recognize a gain for financial reporting purposes of $80,000 on the sale of the film in the second quarter of 1996.

The information set forth in Part I Item 1, Financial Statements
Footnote 2, Liquidity and Capital Resources, appearing on pages
11 through 16 hereof is hereby incorporated herein by reference and made a part hereof.

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


Television Industry

The Telecommunications Act of 1996 (the "1996 Act") liberalizes the television ownership rules by eliminating the national ownership cap. A person or entity may now directly or indirectly own, operate, or control, or have a cognizable interest in any number of television stations nationwide. The 1996 Act also raises the national television audience reach limit from 25% to 35% of all United States households. Although the 1996 Act retains the television duopoly rule, which prohibits ownership of two TV stations in the same market, the 1996 Act directs the FCC to reexamine the rule through a rulemaking. With respect to the radio/TV cross-ownership restriction, the 1996 Act extends the FCC's one-to-a-market waiver policy to the top 50 markets. Congress also directed the FCC to revise the dual network rule to permit broadcast stations to affiliate with two or more networks, unless the combination is composed of (1) two of the four established networks (i.e., ABC, CBS, NBC, and Fox) or (2) any of the four networks and one of the two emerging networks. The 1996 Act eliminates the network/cable cross-ownership ban, but ensures carriage, channel positioning, and nondiscriminatory treatment of nonaffiliated broadcast stations. The 1996 Act also repeals the statutory ban (but not the related FCC rules) on the common ownership of a television station and a cable system in situations where the cable system is located within the Grade B contour of the television station. In addition, the 1996 Act grandfathers certain television LMAs which were in existence upon enactment and are in compliance with FCC regulations. Last, the 1996 Act requires the FCC to review its ownership rules biennially to determine whether they are necessary in the public interest.

The 1996 Act also has several provisions relating to broadcast license reform. The 1996 Act permits the FCC to extend broadcast license terms for both radio and television stations up to 8 years. Moreover, renewal of a broadcast license is now required under certain circumstances without considering competing applications.

On a local basis, FCC rules currently allow an entity to have an attributable interest (as defined below) in only one television station in a market. In addition, FCC rules and/or the Communications Act generally prohibit an individual or entity from having an attributable interest in a television station and a radio station (for which a waiver may now be sought in the top 50 markets under the 1996 Act), daily newspaper or cable television system that is located in the same local market area served by the television station. Proposals currently before the FCC would substantially alter these standards. For example, in a recently initiated rulemaking proceeding, the FCC suggests narrowing the geographic scope of the local television cross-ownership rule (the so-called "duopoly" rule) from Grade B to Grade A contours, and eliminating the television/radio cross-ownership restriction (the so-called "one-to-a-market" rule) entirely, or at least exempting larger markets. These rulemaking proposals may be changed and/or expanded in a new rulemaking proceeding that is anticipated this year as a result of the 1996 Act.

Under current FCC regulations, holders of debt instruments, non-voting stock and certain limited partnership interests (provided the licensee certifies that the limited partners are not "materially involved" in the management or operation of the subject media property) are not generally considered to own an "attributable" interest in a particular media property. In the case of corporations, ownership of television licenses generally is "attributed" to all officers and directors of a licensee, as well as shareholders who own 5% or more of the outstanding voting stock of a licensee, except that certain institutional investors who exert no control or influence over a licensee may own up to 10% of such outstanding voting stock before attribution results. In addition, the FCC's cross-interest policy, which precludes an individual or entity from having an attributable interest in one media property and a "meaningful" (but not attributable) interest in a broadcast, cable or newspaper property in the same area, may be invoked in certain circumstances to reach interests not expressly covered by the multiple ownership rules. On January 12, 1995, the FCC released a "Notice of Proposed Rule Making" designed to permit a "thorough review of its broadcast media attribution rules." Among other things, the FCC is considering the following: (i) whether to change the voting stock attribution benchmarks from five percent to ten percent and, for passive investors, from ten percent to twenty percent; (ii) whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable, should be considered attributable; (iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not considered cognizable if a single majority shareholder owns more than fifty percent of the voting stock); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited liability companies and other new business forms for attribution purposes; (vi) whether to eliminate or codify the cross-interest policy; and (vii) whether to adopt a new policy which would consider whether multiple "cross interest" or other significant business relationships (such as time brokerage agreements, debt relationships, or holdings of non-attributable interests), which individually do not raise concerns, raise issues with respect to diversity and competition.

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

Recent developments may alter the FCC's 1992 transition plan. In a 1995 further notice of proposed rulemaking, the FCC formally has questioned all of its earlier ATV decisions except for its prior determination to award second channels to existing broadcasters. For example, the agency is considering a shorter (e.g., ten year) transition period, and likely will adopt modified simulcasting rules. The FCC also may assess fees on broadcasters that choose to offer some multiple program SDTV or data services on a subscription basis. In the meantime, on May 9, 1996, the FCC initiated a formal proceeding looking toward final adoption of new technical standards that would govern ATV service.

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

Summary

In summary of Registrant's liquidity status, Registrant has $632,306 in cash and cash equivalents available for working capital purposes. Registrant has no contractual commitment to advance funds to any of its existing investments, other than its obligation to fund cash shortfalls resulting from pre-sale claims and liquidation costs related to its former investments in IMPLP/IMPI and Intelidata.

Results of Operations.

1996 vs. 1995.

Registrant generated a net loss of approximately $7,000 in the first quarter of 1996, which was comprised primarily of general and administrative expenses of approximately $14,000, partially offset by interest income of approximately $7,000.

Registrant generated net income of approximately $1.1 million in the first quarter of 1995, which was comprised primarily of a gain of approximately $1.7 million on the sale of radio station WMXN-FM, partially offset by management fees of approximately $617,000.

The decrease in net income of approximately $1.0 million from 1995 is primarily attributable to a one time gain on the sale of radio station WMXN-FM of approximately $1.7 million during the first quarter of 1995, which was partially offset by a decrease in management fees of approximately $617,000. Due to insufficient current and foreseeable liquidity, no management fees were accrued for financial accounting purposes for the first quarter of 1996.

                  PART II - OTHER INFORMATION.


Item 3.  Defaults Upon Senior Securities.

The information set forth in Part I Item 1, Financial Statements Footnote 2, Liquidity and Capital Resources appearing on pages 11 and 13 hereof and the information set forth in Part I Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on page 19 hereof is hereby incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K.

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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                         By:  RP Opportunity Management, L.P.
                              General Partner

                         By:  IMP Opportunity Management Inc.



Dated: May 15, 1996      /s/ I. Martin Pompadur
                             I. Martin Pompadur
                             Director and President
                             (principal executive officer
                              of the Registrant)

Dated: May 15, 1996      /s/ Elizabeth McNey Yates
                             Elizabeth McNey Yates
                             Executive Vice President

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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                         By:  Media Opportunity Management Partners
                              General Partner

                         By:  ML Opportunity Management Inc.



Dated: May 15, 1996      /s/ Kevin K. Albert
                             Kevin K. Albert
                             Director and President


Dated: May 15, 1996      /s/ Robert F. Aufenanger
                             Robert F. Aufenanger
                             Director and Executive Vice President


Dated: May 15, 1996      /s/ Diane T. Herte
                             Diane T. Herte
                             Treasurer
                             (principal accounting officer and
                              principal financial officer
                              of the Registrant)