Form 10-Q
period 1996-06-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1996-08-14
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended
                          June 30, 1996

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

               ML Media Opportunity Partners, L.P.

                 Part I - Financial Information.



             Item 1.   Financial Statements.

               TABLE OF CONTENTS.



Consolidated Balance Sheets as of June 30, 1996
(Unaudited) and December 31, 1995 (Unaudited)

Consolidated Statements of Operations for the thirteen and twenty-six week periods ended June
30, 1996 (Unaudited) and June 30, 1995
(Unaudited)

Consolidated Statements of Cash Flows for the twenty-six week periods ended June 30, 1996
(Unaudited) and June 30, 1995 (Unaudited)

Notes to the Consolidated Financial Statements for the twenty-six week period ended June 30, 1996 (Unaudited)


              ML MEDIA OPPORTUNITY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996 (UNAUDITED) AND
                 DECEMBER 31, 1995 (UNAUDITED)


                                    June 30,      December 31,
                                        1996            1995
ASSETS:
Cash and cash equivalents           $ 24,742,146     $   570,336
Investment in joint venture and
common stock                                   -       1,261,666
Other assets                              86,983          87,354

TOTAL ASSETS                        $ 24,829,129     $ 1,919,356

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Accounts payable and accrued
liabilities                         $    495,871     $   539,327
Net Liabilities of Discontinued
Operations:
Production Segment                            5,711         140,711
Total Liabilities                        501,582         680,038

Commitments and Contingencies




(Continued on the following page.)


              ML MEDIA OPPORTUNITY PARTNERS, L.P.
  CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996 (UNAUDITED)
               AND DECEMBER 31, 1995 (UNAUDITED)
                          (continued)


                                    June 30,      December 31,
                                        1996            1995
Partners' Capital:

General Partner:
Capital contributions, net of
offering expenses                      1,019,428      1,019,428
Cash Distributions                       (120,077)      (120,077)
Cumulative loss                          (635,584)      (866,466)
                                           263,767         32,885
Limited Partners:
Capital contributions, net of
offering expenses (112,147.1
Units of Limited Partnership
Interest)                            100,914,316    100,914,316
Tax allowance cash distribution        (2,040,121)    (2,040,121)
Other cash distributions              (11,887,582)   (11,887,582)
Cumulative loss                       (62,922,833)   (85,780,180)
                                        24,063,780      1,206,433
Total Partners' Capital                 24,327,547      1,239,318
TOTAL LIABILITIES AND PARTNERS'
CAPITAL                             $ 24,829,129   $  1,919,356

See Notes to Consolidated Financial Statements (Unaudited).

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
                      JUNE 30, 1996 (UNAUDITED)
                    AND JUNE 30, 1995 (UNAUDITED)

                          Thirteen Weeks          Twenty-Six Weeks
                      June 30,     June 30,    June 30,     June 30,
                        1996         1995        1996         1995

Partnership
Operating Expenses:

General and
administrative       $     2,2    $ 111,726   $    16,323 $   148,662
                            94

Management fees               -      588,279             -   1,205,294

                           2,29      700,005        16,323   1,353,956
                             4

Other Income                  -      128,212             -     128,212


Gain on Sale of
Western Wireless
Corporation stock    22,843,24            -    22,843,249           -
                             9

Interest Income          118,81       42,426       126,303      80,916
                             4
                      22,962,06      170,638    22,969,552     209,128
                             3

Income/(Loss) from
Partnership
operations           22,959,76    (529,367)    22,953,229 (1,144,828)
                             9

Discontinued
operations:

Gain on Sale of
Discontinued
Production Segment     135,000            -       135,000           -

Gain on Sale of
Discontinued
Television and
Radio Station
Segment                      -            -           -    1,684,328



(Continued on the following page.)

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
                      JUNE 30, 1996 (UNAUDITED)
                    AND JUNE 30, 1995 (UNAUDITED)

                          Thirteen Weeks          Twenty-Six Weeks
                      June 30,     June 30,    June 30,     June 30,
                        1996         1995        1996         1995



Income from
discontinued
operations              135,000           -      135,000    1,684,328


NET INCOME/(LOSS)     $23,094,76  $ (529,367  $23,088,229   $  539,500
                              9           )

Per Unit of Limited
Partnership
Interest:

Income/(Loss) from
Partnership
operations           $    202.6  $    (4.67  $    202.62  $   (10.11)
                              8           )

Gain on Sale of
discontinued
operations                 1.19           -         1.19       14.87


NET INCOME/(LOSS)     $    203.8  $    (4.67  $    203.81   $     4.76
                              7           )

Number of Units        112,147.1   112,147.1    112,147.1    112,147.1




See Notes to Consolidated Financial Statements (Unaudited).



                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE TWENTY-SIX WEEK PERIODS ENDED
                      JUNE 30, 1996 (UNAUDITED)
                    AND JUNE 30, 1995 (UNAUDITED)

                                            June 30,       June 30,
                                              1996           1995


Cash flows from operating activities:

Net Income                                 $23,088,229   $   539,500


Adjustments to reconcile net income to
net cash provided by/(used in) operating activities:

Gain on Sale of Discontinued Television
and Radio Station Segment                           -   (1,684,328)

Gain on Sale of Western Wireless
Corporation stock                         (22,843,249
                                                    )

Change in operating assets and
liabilities:

Other assets                                      371       455,294

Accounts payable and accrued liabilities
                                             (85,629)     (175,344)

Change in Net Liabilities of
Discontinued Operations - Production
Segment                                     (135,000)             -
Net cash provided by/(used in) operating
activities                                     24,722     (864,878)




(Continued on the following page.)

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE TWENTY-SIX WEEK PERIODS ENDED
                      JUNE 30, 1996 (UNAUDITED)
                    AND JUNE 30, 1995 (UNAUDITED)

                                          June 30,       June 30,
                                             1996           1995
Cash flows from investing activities:

Net proceeds from sale of radio station
WMXN-FM                                           -     3,334,013


Net proceeds from sale of Western
Wireless Corporation stock               24,147,088             -


Net cash provided by investing
activities                               24,147,088     3,334,013


Cash flows from financing activities:

Cash distribution                                  -    (2,945,275
                                                                )
Net cash used in financing activities              -
                                                       (2,945,275
                                                                )

Net increase/(decrease) in cash and
cash equivalents                         24,171,810     (476,140)


Cash and cash equivalents at beginning
of period                                   570,336     2,150,473


Cash and cash equivalents at end of
period                                   $24,742,14    $ 1,674,33
                                                  6             3

Interest paid                             $   601,46    $ 1,674,21
                                                  5             4

(Continued on the following page.)


                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE TWENTY-SIX WEEK PERIODS ENDED
                      JUNE 30, 1996 (UNAUDITED)
                    AND JUNE 30, 1995 (UNAUDITED)

Supplemental Disclosure:

Effective February 21, 1995, the Partnership sold the assets of radio station WMXN-FM.

Effective September 15, 1995, the Partnership sold all of the capital stock of Avant Development Corporation.

Effective May 29, 1996, the Partnership sold all of its stock of Western Wireless Corporation.

Effective May 31, 1996 the Partnership sold its remaining interests in films and other projects developed by Paradigm.


See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE TWENTY-SIX WEEK PERIOD ENDED JUNE 30, 1996 (UNAUDITED)


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

Media Opportunity Management Partners (the "General Partner") is a joint venture, organized as a general partnership under the laws of the State of New York, between RP Opportunity Management, L.P., a limited partnership under Delaware law, and ML Opportunity Management Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc.
The General Partner was formed for the purpose of acting as general partner of the Partnership. The General Partner's total capital contribution was $1,132,800 which represented 1% of the total Partnership capital contributions.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of June 30, 1996 and the results of operations and cash flows of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations for the entire year.

Additional information, including the audited year end 1995 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1995 on file with the Securities and Exchange Commission.

2.   Liquidity and Capital Resources

At June 30, 1996, the Partnership had $24,742,146 in cash and cash equivalents. The Partnership will continue to attempt to sell or otherwise dispose of its remaining investments in media properties.

On July 29, 1996, the Partnership made a cash distribution to Limited Partners of record on May 31, 1996, of $214 per $1,000 limited partnership unit ("Unit") totaling $23,999,458 and $242,419 to the General Partner of net distributable sale proceeds from the sale of its stock of Western Wireless Corporation ("WWC") and the remaining interests in films and other projects developed by Paradigm Entertainment, L.P. ("Paradigm") (see below).

TCS Television Partners L.P. ("TCS") continues to be in default on covenants under its note agreements as of June 30, 1996 and expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1996. TCS is in the process of marketing the remaining TCS stations for sale (see below).

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

The Partnership executed an Exchange Agreement and Plan of Merger ("Agreement") dated July 20, 1994, to which the majority stockholders of GCC and the majority owners of Markets are parties. Pursuant to the Agreement, the Partnership exchanged its shares in GCC for an equal number of shares in WWC, a new company which was organized to own the equity interest of GCC and Markets. Following the consummation of the business combination on July 29, 1994, WWC became the owner of 100% of the Partnership interests in Markets and approximately 95% of the outstanding common stock of GCC. Subsequently, WWC acquired the remaining shares of GCC.

On May 29, 1996, the Partnership sold all of its 1,090,162 shares of WWC at a price of $23.50 per share in an initial public offering of shares of common stock of WWC. The 1,090,162 shares of WWC sold by the Partnership represented all of the shares held by the Partnership, after giving effect to a 3.1 to 1 stock split immediately prior to the offering. As a result, on May 29, 1996, the Partnership received $24,147,088 in net proceeds for its 1,090,162 shares, after payment of underwriter's commission in connection with the sale. The Partnership recognized a gain of approximately $22.8 million on the sale of WWC stock.

Paradigm/BBAD

Effective June 23, 1992, Paradigm formed a general partnership with Bob Banner Associates ("Associates") to start a new production company, BBAD. Pursuant to this new general partnership arrangement between Paradigm and Associates, during 1992 Paradigm advanced approximately $942,000 and Associates advanced approximately $457,000 to fund BBAD's operations and the development of certain programming concepts. Initially, Paradigm owned 67% and Associates owned 33% of BBAD, based on their capital contributions to BBAD. In addition, Associates contributed an additional approximately $0.7 million and Paradigm contributed approximately $0.3 million from existing cash balances during 1993 to fund BBAD's operations. As of June 30, 1996, the Partnership had advanced a total of approximately $7.5 million to Paradigm (net of funds returned by Paradigm).

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

On April 25, 1996 and May 31, 1996, the Partnership received proceeds of $80,000 and $55,000, respectively, from Paradigm's sale of the Partnership's remaining interests in the films and other projects developed by Paradigm and assigned to Associates. The Partnership recognized a gain for financial reporting purposes of $135,000 on the sale of the films and other projects in the second quarter of 1996.

Refer to Note 3 for further information regarding Paradigm and BBAD.

Partnership's Remaining Investments

As of June 30, 1996, the Partnership's investments in media properties consisted of:

    a 51.005% ownership of TCS, which owns (i) 20% of the outstanding common stock of Fabri Development Corporation ("Fabri"), which in turn owns and operates two network affiliated television stations serving Terre Haute, Indiana and St. Joseph, Missouri and (ii) 100% of the outstanding common stock of TCS Television, Inc., ("TCS Inc.") which in turn owns the 80% of the outstanding common stock of Fabri not owned by TCS; and

    a 13.8% ownership of MVT Technology Limited ("MVT"), a United Kingdom corporation whose sole purpose is to manage a 10% interest in Teletext ("Teletext"), a United Kingdom corporation organized to acquire United Kingdom franchise rights to provide data in text form to television viewers via television broadcast sidebands.

The status of the Partnership's remaining investments is discussed in more detail below.

TCS Television Partners, L.P.

TCS remains in default on covenants under its note agreements as of June 30, 1996 and expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1996. TCS engaged in discussions with its note holders regarding a potential restructuring of TCS's note agreements, but ultimately decided to pursue a sale of the TCS stations. The Partnership engaged Furman Selz Incorporated to assist it in marketing the TCS television stations for sale.

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

While TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the ability to foreclose on the stock of Fabri, but not the other assets of the Partnership. Nevertheless, the Partnership is actively pursuing a sale of the two remaining TCS television stations. No assurance can be made that the two remaining TCS television stations will be sold since the Partnership may not be able to reach a final agreement with potential purchasers on terms acceptable to the Partnership. Whether or not the Partnership is able to sell all the TCS television stations, it is unlikely that the Partnership will recover more than a nominal amount of its investment in TCS.

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

The Partnership has the right to require EMP, Ltd. to purchase the Partnership's interest in MVT at any time between December 31, 1994 and December 31, 1997. EMP, Ltd. has the right to require the Partnership to sell the Partnership's interest in MVT to EMP, Ltd. at any time between September 30, 1995 and September 30, 1998. In January, 1996, EMP, Ltd. decided to exercise its right to require the Partnership to sell its interest in MVT to EMP, Ltd. and notified the Partnership of its intention to acquire the Partnership's interest. The Partnership is currently negotiating the terms of such sale. During 1995, the Partnership received approximately $108,000 in dividends from MVT. In July, 1996, the Partnership received approximately $87,000 in dividends from MVT.

Summary

In summary of the Partnership's liquidity status, the Partnership had $24,742,146 as of June 30, 1996 in cash and cash equivalents. On July 29, 1996, the Partnership made a cash distribution to Limited Partners of record on May 31, 1996, of $214 per Unit totaling $23,999,458 and $242,419 to the General Partner for a total of $24,241,877. The Partnership has no contractual commitment to advance funds to any of its existing investments, other than its obligation to fund cash shortfalls resulting from pre-sale claims and liquidation costs related to its former investments in IMPLP/IMPI and Intelidata.

3.   DISCONTINUED OPERATIONS

Television and Radio Station Segment

Due to the Partnership's decision to dispose of its interest in its television and radio stations, the Partnership has presented its Television and Radio Station Segment as discontinued operations. The Partnership sold two of its stations in 1995 (see Note 2) and intends to sell the remaining two stations.

The net liabilities of discontinued operations of the Television and Radio Station Segment on the Consolidated Balance Sheets are comprised of the following:

                                 As of             As of
                                June 30,        December 31,
                                    1996              1995
Property, plant and
 equipment, net                $  3,093,274      $  3,277,806

Intangible assets, net           32,365,496        32,939,937

Other assets                      6,603,872         6,801,971

Borrowings                     (22,926,373)      (24,045,943)

Other liabilities              (19,136,269)      (18,973,771)

Net liabilities of
 discontinued operations       $          0      $          0

Included in net liabilities of discontinued operations is the reserve established for expected losses on the disposition of the remaining stations comprising the Television and Radio Station Segment (inclusive of expected operating losses through the date of disposal)(See Note 2).

The aggregate amount of borrowings is detailed as follows:

                                       As of           As of
                                     June 30,      December 31,
                                         1996            1995
 Senior Secured Notes-TCS          $ 11,599,569    $ 12,719,139
 Senior Secured Subordinated
   Notes-TCS                         11,326,804      11,326,804
                                    $ 22,926,373    $ 24,045,943

Through June 30, 1996, TCS paid down $1,119,570 on secured borrowings, which included outstanding principal payments totaling $299,450 which had become due and owing in 1995.

The Partnership recorded a gain of $1,684,328 on the sale of WMXN-
FM during the first quarter of 1995(see Note 2).

Production Segment

Due to the disposition of the Partnership's interests in films and other projects owned by Paradigm, the Partnership's
Production Segment has been presented as discontinued operations.
The Partnership sold these remaining interests in films in other projects during 1996 (see Note 2).

The net liabilities of the discontinued operations of the Production Segment on the Consolidated Balance Sheets are comprised of the following:


                                 As of             As of
                                June 30,        December 31,
                                    1996              1995
Cash                            $   192,131       $    57,131
Accounts payable and
 accrued liabilities              (197,842)         (197,842)
Net liabilities of
 discontinued operations       $    (5,711)      $  (140,711)

The Partnership recorded a gain $135,000 on the sale of films and other projects owned by Paradigm. (see Note 2.)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

At June 30, 1996, Registrant had $24,742,146 in cash and cash equivalents. On July 29, 1996, Registrant made a cash distribution to Limited Partners of record on May 31, 1996, of $214 per $1,000 limited partnership unit totaling $23,999,458 and $242,419 to the General Partner for a total of $24,241,877 of net distributable proceeds from the sales of WWC and Paradigm (see below).

Registrant will continue to attempt to sell or otherwise dispose of its remaining investments in media properties.

Although Registrant has no contractual commitment to advance funds to any of its existing investments, Registrant has an obligation to fund cash shortfalls resulting from pre-sale claims and liquidation costs related to its former investments in IMPLP/IMPI and Intelidata.

TCS Television Partners L.P. ("TCS") continues to be in default on covenants under its note agreements as of June 30, 1996 and expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1996.
TCS is in the process of marketing the remaining TCS stations for sale (see below).

On May 29, 1996, Registrant sold all of its 1,090,162 shares of WWC at a price of $23.50 per share in an initial public offering of shares of common stock of WWC. The 1,090,162 shares of WWC sold by Registrant represented all of the shares held by Registrant, after giving effect to a 3.1 to 1 stock split immediately prior to the offering. As a result, on May 29, 1996, Registrant received $24,147,088 in net proceeds for its 1,090,162 shares, after payment of underwriter's commission in connection with the sale.

On April 25, 1996 and May 31, 1996, Registrant received proceeds of $80,000 and $55,000, respectively, from Paradigm's sale of Registrant's remaining interests in the films and other projects developed by Paradigm and assigned to Bob Banner Associates. Registrant recognized a gain for financial reporting purposes of $135,000 on the sale of the films and other projects in the second quarter of 1996.


The information set forth in Part I Item 1, Financial Statements
Footnote 2, Liquidity and Capital Resources, appearing on pages
12 through 17 hereof is hereby incorporated herein by reference and made a part hereof.

Broadcast Television

Operating results for broadcast television stations are affected by the availability, popularity and cost of programming; competition for local, regional and national advertising revenues; the availability to local stations of compensation payments from national networks with which the local stations are affiliated; competition within the local markets from programming on other stations or from other media; competition from other technologies, including cable television; and government regulation and licensing. Due primarily to increased competition from cable television, with that medium's plethora of viewing alternatives and from the Fox Network, the share of viewers watching the major U.S. networks, ABC, CBS, and NBC, has declined significantly over the last ten years. This reduction in viewer share has made it increasingly difficult for local stations to increase their revenues from advertising. The combination of these reduced shares and the impact of the economic recession at the beginning of this decade on the advertising market resulted in generally deteriorating performance at many local stations affiliated with ABC, CBS and NBC. Although the share of viewers watching the major networks has recently leveled off or increased slightly, additional audience and advertiser fragmentation may occur if, as planned, one or more of the additional, recently launched broadcast networks develops program offerings competitive with those of the more established networks.

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

Recent Developments, Proposed Legislation and Regulation

The FCC, in an order adopted July 28, 1995, decided to eliminate the prime time access rule ("PTAR"), effective August 30, 1996. PTAR currently limits a television station's ability to broadcast network programming (including syndicated programming previously broadcast over a network) during prime time hours. The elimination of PTAR could increase the amount of network programming broadcast over a station affiliated with ABC, NBC or CBS. Such elimination also could result in (i) an increase in the compensation paid by the network to a station (due to the additional prime time during which network programming could be aired by a network-affiliated station) and (ii) increased competition for syndicated network programming that previously was unavailable for broadcast by network affiliates during prime time.

The FCC, by order adopted August 29, 1995, also announced that it was rescinding its remaining financial interest and syndication ("fin-syn") rules. The fin-syn rules restricted the ability of ABC, CBS and NBC to obtain financial interests in, or participation in syndication of, prime-time entertainment programming created by independent producers for airing during the networks' evening schedules.

The FCC currently has under consideration, and the FCC and the Congress both may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Registrant's broadcast properties. In addition to the matters noted above, such pending or potential subject areas include, for example, the license renewal process, spectrum use fees, political advertising rates, potential advertising restrictions on certain products (such as beer and wine), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, possible changes in the deductibility of advertising expenses, the standards to govern evaluation of television programming directed toward children (see below), and violent and indecent programming. On June 15, 1995, the FCC initiated a review and update of certain long-standing rules governing the programming practices of broadcast television networks and their affiliates. Specifically, the FCC will consider whether to modify, repeal or retain the following programming-related rules: (1) the right to reject rule which ensures that a network affiliate retains the right to reject network programming; (2) the time option rule that currently prohibits a network from holding an option to use specified amounts of an affiliate's broadcast time; (3) the exclusive affiliation rule that forbids a network from preventing an affiliate from broadcasting the programming of another network;
(4) the dual network rule that prevents a single entity from owning more than one broadcast television network; and (5) the network territorial exclusivity rule that prohibits an agreement between a network program not taken by the affiliate, and prohibits an agreement that would prevent another station located in a different community from broadcasting any of the network's programs. Moreover, in a separate but related proceeding initiated on June 14, 1995, the FCC is considering whether to modify or repeal rules that currently forbid a network from influencing an affiliate's advertising rates during non-network broadcast time, and whether to modify or repeal a rule forbidding a network from acting as an advertising representative for the sale of non-network time. Finally, on August 8, 1996, the FCC adopted new children's television rules which include a so-called "processing guideline" that, for the first time, establishes a weekly standard of three hours of educational and informational children's programming that the FCC will use in reviewing future license renewal applications of individual television stations.

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

Recent developments may alter the FCC's 1992 transition plan. In a 1995 further notice of proposed rulemaking, the FCC formally has questioned all of its earlier ATV decisions except for its prior determination to award second channels to existing broadcasters. For example, the agency is considering a shorter (e.g., ten year) transition period, and likely will adopt modified simulcasting rules. The FCC also may assess fees on broadcasters that choose to offer some multiple program SDTV or data services on a subscription basis. In the meantime, on May 9, 1996, the FCC initiated a formal proceeding looking toward final adoption of new technical standards that would govern ATV service; and, on July 25, 1996, issued a further rule making notice proposing policies for developing initial ATV allotments and procedures for assigning ATV frequencies to existing television licenses (including a specific draft ATV table of allotments).

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

Results of Operations.

For the thirteen and twenty-six week periods ended June 30, 1996 and June 30, 1995:

Registrant generated net income of approximately $23.1 million both in the thirteen and twenty-six weeks ended June 30, 1996, which was comprised primarily of a gain of approximately $22.8 million on the sale of the stock of Western Wireless Corporation and a gain of $135,000 on the sale of the Partnership's interests in films and other projects developed by Paradigm. The increase in net income of approximately $23.6 million and $22.5 million from the thirteen and twenty-six week periods ended June 30, 1995, respectively, is primarily attributable to these one time gains on the sale of such media properties of the Registrant.



                  PART II - OTHER INFORMATION.


Item 3.  Defaults Upon Senior Securities.

The information set forth in Part I Item 1, Financial Statements Footnote 2, Liquidity and Capital Resources appearing on pages 12 and 15 hereof and the information set forth in Part I Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on page 19 hereof is hereby incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K.

      A).Exhibits:

         Exhibit #          Description

         27.                Financial Data Schedule

      B).Reports on Form 8-K

         During the period covered by this report, Registrant filed with the Securities and Exchange Commission a Current Report of Form 8-K dated May 29, 1996. This current report contained details regarding Registrant's sale of all its shares of common stock of Western Wireless Corporation.

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


                          ML MEDIA OPPORTUNITY PARTNERS, L.P.

                          By:  RP Opportunity Management, L.P.
                               General Partner

                          By:  IMP Opportunity Management Inc.



Dated: August 14, 1996    /s/ I. Martin Pompadur
                              I. Martin Pompadur
                              Director and President
                              (principal executive officer
                               of the Registrant)


Dated: August 14, 1996    /s/ Elizabeth McNey Yates
                              Elizabeth McNey Yates
                              Executive Vice President

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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                         By:  Media Opportunity Management Partners
                              General Partner

                         By:  ML Opportunity Management Inc.



Dated: August 14, 1996   /s/ Kevin K. Albert
                             Kevin K. Albert
                             Director and President


Dated: August 14, 1996   /s/ Robert F. Aufenanger
                             Robert F. Aufenanger
                             Director and Executive Vice President


Dated: August 14, 1996   /s/ Diane T. Herte
                             Diane T. Herte
                             Treasurer
                             (principal accounting officer and
                              principal financial officer
                              of the Registrant)