Form 10-Q
period 1996-09-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1996-11-13
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended
                        September 30,1996

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

               ML Media Opportunity Partners, L.P.

                 Part I - Financial Information.



             Item 1.   Financial Statements.

                TABLE OF CONTENTS.



Consolidated Balance Sheets as of September 30,
1996 (Unaudited) and December 31, 1995 (Unaudited)

Consolidated Income Statements for the thirteen and thirty-nine week periods ended September 30, 1996 (Unaudited) and September 30, 1995
(Unaudited)

Consolidated Statements of Cash Flows for the thirty-nine week periods ended September 30, 1996
(Unaudited) and September 30, 1995 (Unaudited)

Notes to the Consolidated Financial Statements for the thirty-nine week period ended September 30, 1996 (Unaudited)


              ML MEDIA OPPORTUNITY PARTNERS, L.P.
     CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1996
         (UNAUDITED) AND DECEMBER 31, 1995 (UNAUDITED)

                                  September 30,   December 31,
                                        1996            1995
ASSETS:
Cash and cash equivalents            $ 1,367,514     $   570,336
Investment in joint venture and
common stock                                  -       1,261,666
Other assets                              17,107          87,354

TOTAL ASSETS                         $ 1,384,621     $ 1,919,356

LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Accounts payable and accrued
liabilities                         $   663,280     $   539,327
Net Liabilities of Discontinued
Operations:
Production Segment                       75,167         140,711

Total Liabilities                        738,447         680,038

Commitments and Contingencies




(Continued on the following page.)



              ML MEDIA OPPORTUNITY PARTNERS, L.P.
     CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1996
         (UNAUDITED) AND DECEMBER 31, 1995 (UNAUDITED)
                          (Continued)

                                  September 30,   December 31,
                                        1996            1995
Partners' Capital:

General Partner:
Capital contributions, net of
offering expenses                     1,019,428       1,019,428
Cash distributions                    (362,496)       (120,077)
Cumulative loss                       (629,979)       (866,466)
                                         26,953          32,885
Limited Partners:
Capital contributions, net of
offering expenses (112,147.1
Units of Limited Partnership
Interest)                           100,914,316     100,914,316
Tax allowance cash distribution     (2,040,121)     (2,040,121)
Other cash distributions           (35,887,040)    (11,887,582)
Cumulative loss                    (62,367,934)    (85,780,180)
                                        619,221        1,206,433
Total Partners' Capital                 646,174       1,239,318

TOTAL LIABILITIES AND PARTNERS'
CAPITAL                            $  1,384,621    $  1,919,356

See Notes to Consolidated Financial Statements (Unaudited).

                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                    CONSOLIDATED INCOME STATEMENTS
          FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
                    SEPTEMBER 30, 1996 (UNAUDITED)
                  AND SEPTEMBER 30, 1995 (UNAUDITED)

                      Thirteen Weeks             Thirty-Nine Weeks
                  Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                      1996          1995          1996          1995
Gain on Sale of
Western
Wireless
Corporation
stock                $     -       $     -   $ 22,843,249      $      -

Other income          555,489             -        555,489       128,212
Interest income       142,303        16,317        268,606        97,233
                      697,792        16,317     23,667,344       225,445
Partnership
Operating
Expenses:
General and
administrative        67,832        28,395         84,155       177,057
Management fees             -       589,386              -     1,794,680
                       67,832       617,781         84,155     1,971,737
Income/(Loss)
from
Partnership          629,960     (601,464)     23,583,189   (1,746,292)
operations
Discontinued
operations:
(Loss)/Income
from
Discontinued        (69,456)             -         65,544             -
Production
Segment
Gain on Sale of
Discontinued
Television and
Radio Station
Segment                    -     7,786,731              -    9,471,059

(Continued on the following page.)

                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                   CONSOLIDATED INCOME STATEMENTS
         FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
                   SEPTEMBER 30, 1996 (UNAUDITED)
                 AND SEPTEMBER 30, 1995 (UNAUDITED)
                             (Continued)

                        Thirteen Weeks           Thirty-Nine Weeks
                    Sept. 30,     Sept. 30,    Sept. 30,    Sept. 30,
                        1996         1995         1996         1995


(Loss)/Income from
discontinued
operations            (69,456)    7,786,731       65,544   9,471,059


NET INCOME           $  560,504   $ 7,185,26   $23,648,73  $ 7,724,76
                                          7            3           7

Per Unit of
Limited
Partnership
Interest:

Income/(Loss) from
Partnership
operations
                    $     5.56   $    (5.31   $    208.1  $    (15.4
                                          )            8          2)

(Loss)/Income from
discontinued
operations
                         (.61)        68.74          .58       83.61


NET INCOME           $     4.95   $    63.43   $    208.7  $     68.1
                                                       6           9

Number of Units       112,147.1    112,147.1    112,147.1   112,147.1



See Notes to Consolidated Financial Statements (Unaudited).


                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THIRTY-NINE WEEK PERIODS ENDED
                   SEPTEMBER 30, 1996 (UNAUDITED)
                 AND SEPTEMBER 30, 1995 (UNAUDITED)

                                         September     September 30,
                                            30,               1995
                                              1996
Cash flows from operating activities:

Net Income                               $ 23,648,733      $ 7,724,767


Adjustments to reconcile net income
to net cash provided by/(used in)
operating activities:

Gain on Sale of Discontinued Tele-
vision and Radio Station Segment                   -    (9,471,059)

Gain on sale of Western Wireless
Corporation stock                       (22,843,249)              -

Change in operating assets and
liabilities:

Other assets                                   70,247        454,969

Accounts payable and accrued
liabilities                                   81,780       (82,734)

Change in Net Liabilities of
Discontinued Operations-Production
Segment                                     (65,544)              -
Net cash provided by/(used in)
operating activities                         891,967    (1,374,057)


(Continued on the following page.)


                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THIRTY-NINE WEEK PERIODS ENDED
                   SEPTEMBER 30, 1996 (UNAUDITED)
                 AND SEPTEMBER 30, 1995 (UNAUDITED)
                             (Continued)

                                        September 30,   September 30,
                                             1996             1995

Cash flows from investing activities:

Net proceeds from sale of radio station
WMXN-FM                                           -       3,334,013


Net proceeds from sale of Western
Wireless Corporation stock               24,147,088               -

Net cash provided by investing
activities                               24,147,088       3,334,013

Cash flows from financing activities:

Cash distributions                       (24,241,877)     (2,945,275)

Net cash used in financing activities    (24,241,877)     (2,945,275)

Net increase/(decrease) in cash and
cash equivalents                            797,178       (985,319)

Cash and cash equivalents at beginning
of period                                   570,336       2,150,473

Cash and cash equivalents at end of
period                                  $ 1,367,514     $ 1,165,154

Interest paid                             $   970,875     $ 2,511,322

(Continued on the following page.)



                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THIRTY-NINE WEEK PERIODS ENDED
                   SEPTEMBER 30, 1996 (UNAUDITED)
                 AND SEPTEMBER 30, 1995 (UNAUDITED)
                             (Continued)


Supplemental Disclosure:

Effective February 21, 1995, the Partnership sold the assets of radio station WMXN-FM.

Effective September 15, 1995, the Partnership sold all of the capital stock of Avant Development Corporation.

Effective May 29, 1996, the Partnership sold all of its stock of Western Wireless Corporation.

Effective May 31, 1996, the Partnership sold its remaining interests in films and other projects developed by Paradigm.




See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 30, 1996
                           (UNAUDITED)


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of September 30, 1996 and the results of operations and cash flows of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations for the entire year.

Additional information, including the audited year end 1995 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1995 on file with the Securities and Exchange Commission.

2.   Liquidity and Capital Resources

At September 30, 1996, the Partnership had $1,367,514 in cash and cash equivalents. The Partnership will continue its attempt to sell or otherwise dispose of its remaining investments in media properties, which it anticipates will occur in 1997.

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

TCS Television Partners L.P. ("TCS") continues to be in default on covenants under its note agreements as of September 30, 1996 and expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1996. TCS is in the process of marketing the remaining TCS stations for sale. As of September 17, 1996, TCS entered into an agreement with the holders of its subordinated debt under which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of the TCS stations in accordance with a formula set forth in the agreement. The agreement with the lenders is conditioned on TCS entering into a definitive agreement to sell the stations by December 31, 1996, and closing the sale promptly after FCC approval. The amount that the Partnership will receive from the sale of the TCS stations will depend on the sales price for the stations but is not expected to be more than a small portion of the Partnership's initial investment in TCS. There can be no assurance that TCS will enter into an agreement to sell the TCS stations or that the conditions to the agreement with its lenders will be satisfied (see below).

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

Disposition of IMPLP/IMPI and Intelidata

Effective July 1, 1993, the Partnership entered into three transactions to sell the business and liquidate the assets of IMPLP/IMPI and Intelidata. Subsequent to the sale of the businesses, the Partnership advanced net additional funds totaling approximately $130,000 through September 30, 1996 on behalf of IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors and liquidation costs. The Partnership anticipates that it will make additional such advances on behalf of IMPLP/IMPI and Intelidata during 1996. The aggregate amounts of the Partnership's obligations to fund such advances, including certain contractual obligations, is not currently anticipated to exceed the amount of the writedown of $364,000. It is unlikely that the Partnership will recover any portion of its investment in IMPLP/IMPI/Intelidata.

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

On April 25, 1996 and May 31, 1996, the Partnership received proceeds of $80,000 and $55,000, respectively, from Paradigm's sale of the Partnership's remaining interests in the films and other projects developed by Paradigm and assigned to Associates. The Partnership recognized a gain for financial reporting purposes of $135,000 on the sale of the films and other projects in the second quarter of 1996, offset by operational losses of $69,456 recognized in the third quarter of 1996. Although the Partnership is no longer advancing funds for continuing operations and Paradigm has no operating assets, the Partnership may be liable for certain liabilities of Paradigm. These liabilities are reflected in the Discontinued Operations section of the Partnership's financial statements as of September 30, 1996.

Refer to Note 3 for further information regarding Paradigm and BBAD.

Sale of Windsor

On May 18, 1994, the Partnership sold the assets of the Windsor Systems to Tar River Communications Inc. ("Tar River")for $3,443,200, subject to post-closing adjustments. At closing, the Partnership repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the Windsor Note. In addition, as required by the Asset Purchase Agreement with Tar River, at closing, $342,160 (the "Escrowed Monies") was placed into two separate escrow accounts to cover the potential costs of improving pole attachments and other possible post-closing expenses. The remaining $1,050,982 in sales proceeds was applied or reserved to pay closing costs of the transaction and certain pre-closing liabilities to third parties.

On August 29, 1996, approximately $190,000 was received by the Partnership as final settlement for post-closing adjustments related to the sale of the Windsor systems to Multimedia Cablevision. As of September 30, 1996, Escrowed Monies of approximately $279,000 plus approximately $34,000 of interest was received by the Partnership in full settlement of the post-closing expense escrow. In addition, Escrowed Monies of approximately $63,000 plus approximately $8,000 of interest was distributed to Multimedia Cablevision in full settlement of the pole attachment escrow.

The Partnership recognized a gain of $600,000 for financial reporting purposes in 1994 on the sale of the Windsor Systems and a gain of approximately $469,000 in 1996 for settlement of escrows and other post closing adjustments.

Partnership's Remaining Investments

As of September 30, 1996, the Partnership's investments in media properties consisted of:

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

TCS Television Partners, L.P.

TCS remains in default on payments and covenants under its note agreements as of September 30, 1996 and expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1996. TCS engaged in discussions with its note holders regarding a potential restructuring of TCS's note agreements, but ultimately decided to pursue a sale of the TCS stations. The Partnership engaged Furman Selz Incorporated to assist it in marketing the TCS television stations for sale.

As of September 17, 1996, TCS entered into an agreement with the holders of its subordinated debt under which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of the TCS stations in accordance with a formula set forth in the agreement. The agreement with the lenders is conditioned on TCS entering into a definitive agreement to sell the stations by December 31, 1996, and closing the sale promptly after FCC approval. The amount that the Partnership will receive from the sale of the TCS stations will depend on the sales price for the stations but is not expected to be more than a small portion of the Partnership's initial investment in TCS. There can be no assurance that TCS will enter into an agreement to sell the TCS stations or that the conditions to the agreement with its lenders will be satisfied.

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

Summary

In summary of the Partnership's liquidity status, the Partnership had $1,367,514 as of September 30, 1996 in cash and cash equivalents. The Partnership has no contractual commitment to advance funds to any of its existing investments, other than its obligation to fund cash shortfalls resulting from pre-sale claims and liquidation costs related to its former investments in IMPLP/IMPI and Intelidata and certain obligations related to Paradigm.

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

The net liabilities of discontinued operations of the Television and Radio Station Segment on the Consolidated Balance Sheets are comprised of the following:

                                 As of             As of
                                September 30,      December 31,
                                    1996              1995
 Property, plant and
 equipment, net                $  2,981,775      $  3,277,806

 Intangible assets, net           32,078,275        32,939,937

 Other assets                      6,701,648         6,801,971

 Borrowings                     (22,516,314)      (24,045,943)

 Other liabilities              (19,245,384)      (18,973,771)

 Net liabilities of
 discontinued operations       $          0      $          0


Included in net liabilities of discontinued operations is the reserve established for expected losses on the disposition of the remaining stations comprising the Television and Radio Station Segment (inclusive of expected operating losses through the date of disposal)(See Note 2).

The aggregate amount of borrowings is detailed as follows:

                                       As of           As of
                                  September 30,    December 31,
                                         1996            1995
 Senior Secured Notes-TCS           $ 11,189,510   $ 12,719,139
 Senior Secured Subordinated
   Notes-TCS                          11,326,804     11,326,804
                                     $ 22,516,314   $ 24,045,943

Through September 30, 1996, TCS paid down $1,529,629 on secured borrowings, which included outstanding principal payments totaling $299,450 which had become due and owing in 1995.

The Partnership recorded a gain of $1,684,328 on the sale of WMXN-
FM during the first quarter of 1995(see Note 2). In addition, the Partnership recognized a gain, for financial reporting purposes, on the sale of Avant of approximately $17.7 million, offset by a reserve for estimated losses on the sale of the remaining television stations of TCS for approximately $9.9 million.

Production Segment

Due to the disposition of the Partnership's interests in films and other projects owned by Paradigm, the Partnership's
Production Segment has been presented as discontinued operations.
The Partnership sold these remaining interests in films in other projects during 1996 (see Note 2).


The net liabilities of the discontinued operations of the Production Segment on the Consolidated Balance Sheets are comprised of the following:


                                 As of             As of
                             September 30,      December 31,
                                    1996              1995
Cash                            $    29,946       $    57,131
Accounts payable and
 accrued liabilities              (105,113)         (197,842)
Net liabilities of
 discontinued operations       $   (75,167)      $  (140,711)

The Partnership recorded a gain $135,000 on the sale of films and other projects owned by Paradigm offset by operational losses of $69,456. (see Note 2.)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liquidity and Capital Resources.

At September 30, 1996, Registrant had $1,367,514 in cash and cash equivalents.

Registrant will continue to attempt to sell or otherwise dispose of its remaining investments in media properties, which it anticipates will occur in 1997.

Although Registrant has no contractual commitment to advance funds to any of its existing investments, Registrant has an obligation to fund cash shortfalls resulting from pre-sale claims and liquidation costs related to its former investments in IMPLP/IMPI and Intelidata and certain obligations related to Paradigm.

TCS Television Partners L.P. ("TCS") continues to be in default on payments and covenants under its note agreements as of September 30, 1996 and expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1996. As of September 17, 1996, TCS entered into an agreement with the holders of its subordinated debt under which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of the TCS stations in accordance with a formula set forth in the agreement. The agreement with the lenders is conditioned on TCS entering into a definitive agreement to sell the stations by December 31, 1996, and closing the sale promptly after FCC approval. The amount that Registrant will receive from the sale of the TCS stations will depend on the sales price for the stations but is not expected to be more than a small portion of Registrant's initial investment in TCS. There can be no assurance that TCS will enter into an agreement to sell the TCS stations or that the conditions to the agreement with its lenders will be satisfied. TCS is in the process of marketing the remaining TCS stations for sale.

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

On April 25, 1996 and May 31, 1996, Registrant received proceeds of $80,000 and $55,000, respectively, from Paradigm's sale of Registrant's remaining interests in the films and other projects developed by Paradigm and assigned to Bob Banner Associates. Registrant recognized a gain for financial reporting purposes of $135,000 on the sale of the films and other projects in the second quarter of 1996, offset by operational losses of $69,456 recognized in the third quarter of 1996. Although Registrant is no longer advancing funds for continuing operations, Registrant may be liable for certain liabilities of Paradigm. These liabilities are reflected in the Discontinued Operations section of Registrant's financial statements as of September 30, 1996.

On July 29, 1996, Registrant made a cash distribution to Limited Partners of record on May 31, 1996, of $214 per $1,000 limited partnership unit totaling $23,999,458 and $242,419 to the General Partner for a total of $24,241,877 of net distributable proceeds from the sales of WWC and Paradigm.

On May 18, 1994, Registrant sold the assets of the Windsor Systems to Tar River Communications Inc. ("Tar River")for $3,443,200, subject to post-closing adjustments. At closing, Registrant repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the Windsor Note. In addition, as required by the Asset Purchase Agreement with Tar River, at closing, $342,160 (the "Escrowed Monies") was placed into two separate escrow accounts to cover the potential costs of improving pole attachments and other possible post-closing expenses. The remaining $1,050,982 in sales proceeds was applied or reserved to pay closing costs of the transaction and certain pre-closing liabilities to third parties.

On August 29, 1996, approximately $190,000 was received by Registrant as final settlement for post-closing adjustments related to the sale of the Windsor systems to Multimedia Cablevision. As of September 30, 1996, Escrowed Monies of approximately $279,000 plus approximately $34,000 of interest was received by Registrant in full settlement of the post-closing expense escrow. In addition, Escrowed Monies of approximately $63,000 plus approximately $8,000 of interest was distributed to Multimedia Cablevision in full settlement of the pole attachment escrow.

Registrant recognized a gain of $600,000 for financial reporting purposes in 1994 on the sale of the Windsor Systems and a gain of approximately $469,000 in 1996 for settlement of escrows and other post closing adjustments.

The information set forth in Part I Item 1, Financial Statements
Footnote 2, Liquidity and Capital Resources, appearing on pages
11 through 17 hereof is hereby incorporated herein by reference and made a part hereof.

Broadcast Television

Operating results for broadcast television stations are affected by the availability, popularity and cost of programming; competition for local, regional and national advertising revenues; the availability to local stations of compensation payments from national networks with which the local stations are affiliated; competition within the local markets from programming on other stations or from other media; competition from other technologies, including cable television; and government regulation and licensing. Due primarily to increased competition from cable television, with that medium's plethora of viewing alternatives and from the Fox Network, the share of viewers watching the major U.S. networks, ABC, CBS and NBC, has declined significantly over the last ten years. This reduction in viewer share has made it increasingly difficult for local stations to increase their revenues from advertising. The combination of these reduced shares and the impact of the economic recession at the beginning of this decade on the advertising market resulted in generally deteriorating performance at many local stations affiliated with ABC, CBS and NBC. Although the share of viewers watching the major networks has recently leveled off or increased slightly, additional audience and advertiser fragmentation may occur if, as planned, one or more of the additional, recently launched broadcast networks develops program offerings competitive with those of the more established networks.

Television Industry

The Telecommunications Act of 1996 (the "1996 Act") liberalizes the television ownership rules by eliminating the national ownership cap. Subject to the national audience reach limit (described below), a person or entity may now directly or indirectly own, operate, or control, or have a cognizable interest in any number of television stations nationwide. The 1996 Act also raises the national television audience reach limit from 25% to 35% of all United States households. Although the 1996 Act retains the television duopoly rule, which prohibits ownership of two TV stations in the same market, the 1996 Act directs the FCC to reexamine the rule through a rulemaking. With respect to the radio/TV cross-ownership restriction, the 1996 Act extends the FCC's one-to-a-market waiver policy to the top 50 markets. Congress also directed the FCC to revise the dual network rule to permit broadcast stations to affiliate with two or more networks, unless the combination is composed of (1) two of the four established networks (i.e., ABC, CBS, NBC, and Fox) or (2) any of the four networks and one of the two emerging networks. The 1996 Act eliminates the network/cable cross-ownership ban, but ensures carriage, channel positioning, and nondiscriminatory treatment of nonaffiliated broadcast stations. The 1996 Act also repeals the statutory ban (but not the related FCC rules) on the common ownership of a television station and a cable system in situations where the cable system is located within the Grade B contour of the television station. In addition, the 1996 Act grandfathers certain television LMAs which were in existence upon enactment and are in compliance with FCC regulations. Last, the 1996 Act requires the FCC to review its ownership rules biennially to determine whether they are necessary in the public interest.

The 1996 Act also has several provisions relating to broadcast license reform. The 1996 Act permits the FCC to extend broadcast license terms for both radio and television stations up to 8 years. Moreover, renewal of a broadcast license is now required under certain circumstances without considering competing applications.

On a local basis, FCC rules currently allow an entity to have an attributable interest (as defined below) in only one television station in a market. In addition, FCC rules and/or the Communications Act generally prohibit an individual or entity from having an attributable interest in a television station and a radio station (for which a waiver may now be sought in the top 50 markets under the 1996 Act), daily newspaper or cable television system that is located in the same local market area served by the television station. Proposals currently before the FCC would substantially alter these standards. For example, in a recently initiated rulemaking proceeding, the FCC suggests narrowing the geographic scope of the local television cross-ownership rule (the so-called "duopoly" rule) from Grade B to Grade A contours, and eliminating the television/radio cross-ownership restriction (the so-called "one-to-a-market" rule) entirely, or at least exempting larger markets. These rulemaking proposals may be changed and/or expanded in a new rulemaking proceeding that is anticipated this year as a result of the 1996 Act. The FCC also recently released a notice of inquiry ("NOI") soliciting comment on what changes, if any, it should make with regard to its policies generally prohibiting common ownership of daily newspapers and radio stations serving the same market.

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

Recent Developments, Proposed Legislation and Regulation

The FCC, in an order adopted July 28, 1995, eliminated the prime time access rule ("PTAR"), effective August 30, 1996. PTAR limited a television station's ability to broadcast network programming (including syndicated programming previously broadcast over a network) during prime time hours. The recent elimination of PTAR could increase the amount of network programming broadcast over a station affiliated with ABC, NBC or CBS. Such elimination also could result in (i) an increase in the compensation paid by the network to a station (due to the additional prime time during which network programming could be aired by a network-affiliated station) and (ii) increased competition for syndicated network programming that previously was unavailable for broadcast by network affiliates during prime time.

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

The FCC currently has under consideration, and the FCC and the Congress both may in the future adopt, new laws, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Registrant's broadcast properties. In addition to the matters noted above, such pending or potential subject areas include, for example, the license renewal process, spectrum use fees, political advertising rates, potential advertising restrictions on certain products (such as beer and wine), the rules and policies to be applied in enforcing the FCC's equal employment opportunity regulations, possible changes in the deductibility of advertising expenses, and violent and indecent programming. On June 15, 1995, the FCC initiated a review and update of certain long-standing rules governing the programming practices of broadcast television networks and their affiliates.
Specifically, the FCC will consider whether to modify, repeal or retain the following programming-related rules: (1) the right to reject rule which ensures that a network affiliate retains the right to reject network programming; (2) the time option rule that currently prohibits a network from holding an option to use specified amounts of an affiliate's broadcast time; (3) the exclusive affiliation rule that forbids a network from preventing an affiliate from broadcasting the programming of another network; and (4) the network territorial exclusivity rule that prohibits an agreement between a network program not taken by the affiliate, and prohibits an agreement that would prevent another station located in a different community from broadcasting any of the network's programs. Moreover, in a separate but related proceeding initiated on June 14, 1995, the FCC is considering whether to modify or repeal rules that currently forbid a network from influencing an affiliate's advertising rates during non-network broadcast time, and whether to modify or repeal a rule forbidding a network from acting as an advertising representative for the sale of non-network time. Pursuant to the 1996 Act, the FCC revised its long-standing "dual network" rule to permit television broadcast stations to affiliate with an entity that maintains two or more networks, unless the combination is composed of (a) two of the four existing networks (ABC, CBS, NBC or Fox) or (b) any of the four existing networks and one of the two emerging networks (WBN or UPN). Finally, on August 8, 1996, the FCC adopted new children's television rules which include a so-called "processing guideline" that, for the first time, establishes a weekly standard of three hours of educational and informational children's programming that the FCC will use in reviewing future license renewal applications of individual television stations.

On October 7, 1996, the Supreme Court heard oral arguments in a case testing the constitutionality of the signal carriage (or "must-carry") provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The must-carry rules generally require cable systems to carry the signals of eligible local broadcast stations. A decision is expected this Court term.

Advanced Television

The FCC has proposed the adoption of rules for implementing advanced television ("ATV") service in the United States. Implementation of digital ATV will improve the technical quality of television signals receivable by viewers and will provide broadcasters the flexibility to offer new services, including high-definition television ("HDTV"), simultaneous multiple programs of standard definition television ("SDTV"), and data broadcasting.

The FCC must adopt ATV service rules and a table of ATV allotments before broadcasters can provide these services made possible by the new technology. In 1995, the FCC issued a notice of proposed rulemaking ("NPRM") inviting comment on a broad range of issues related to the implementation of ATV, particularly the transition to digital broadcasting, and in August 1996 it similarly invited comment on its proposed ATV channel allocations. A decision on the ATV allotment plan is expected in 1997.

Absent further legislation requiring the auctioning of ATV channels, it is expected that the FCC will assign all existing television licensees and permittees a second channel on which to provide ATV simultaneously with their current "NTSC" service. After a period of years (the 1992 proposal was for 15 years, although that period of time is under review in the pending FCC proceeding) broadcasters would be required to cease NTSC operations and broadcast only with the newer digital ATV technology. It is also possible that the NTSC channel, once returned to the FCC, will be auctioned for other use. Under certain circumstances, conversion to ATV operations could reduce a station's geographical coverage area, the majority of stations, however, will obtain service areas that match or exceed the limits of existing operations. Recent debates in Congress call into question whether the transition to ATV will proceed as planned.

Due to additional equipment costs, implementation of ATV will impose near-term financial burdens on television stations providing the service. If ATV stations are licensed by auction, this additional expense will apply to broadcasters who choose to implement ATV. At the same time, there is a potential for increased revenues to be derived from ATV.

Results of Operations.

For the thirteen and thirty-nine week periods ended September 30, 1996 and September 30, 1995:

Registrant generated net income of approximately $561,000 in the thirteen weeks ended September 30, 1996, which was comprised of interest income of approximately $142,000, a dividend received from an investment in MVT of approximately $87,000, and approximately $469,000 from monies released from escrow and other post closing adjustments relating to the sale of the Windsor Systems, partially offset by general and administrative expenses and operational losses incurred in the production segment. The decrease in net income of approximately $6.6 million from the thirteen weeks ended September 30, 1995, is primarily attributable to a one time gain recognized in the third quarter of 1995, for financial reporting purposes, of approximately $17.7 million on the sale of Avant, offset by a reserve for estimated losses on the sale of the remaining television stations of TCS of approximately $9.9 million.

Registrant generated net income of approximately $23.6 million in the thirty-nine weeks ended September 30, 1996, which was comprised of a gain of approximately $22.8 million on the sale of the stock of Western Wireless Corporation, interest income of approximately $269,000, a dividend received from an investment in MVT of approximately $87,000, approximately $469,000 from monies released from escrow and other post closing adjustments relating to the sale of the Windsor Systems, a gain of $135,000 on the sale of Registrant's interests in films and other projects developed by Paradigm, offset by operational losses at Paradigm of approximately $70,000 and general and administrative expense of approximately $84,000. The increase in net income of approximately $15.9 million from the thirty-nine weeks ended September 30, 1995, is primarily attributable to these one time gains on the sale of such media properties of Registrant in 1996, offset by the one-time gain on sale of radio station WMXN-FM of approximately $1.7 million and a gain of approximately $17.7 million on the sale of Avant, offset by a reserve for estimated losses on the sale of the remaining television stations of TCS of approximately $9.9 million.

                  PART II - OTHER INFORMATION.


Item 3.  Defaults Upon Senior Securities.

The information set forth in Part I Item 1, Financial Statements Footnote 2, Liquidity and Capital Resources appearing on pages 11 and 17 hereof and the information set forth in Part I Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations appearing on page 20 hereof is hereby incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K.

      A).Exhibits:

         Exhibit #          Description

         10.01              Agreement dated as of September 17,
                            1996 between TCS and Cigna Investments
                            Inc.

         27.                Financial Data Schedule

      B).Reports on Form 8-K

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


                          ML MEDIA OPPORTUNITY PARTNERS, L.P.

                          By:  RP Opportunity Management, L.P.
                               General Partner

                          By:  IMP Opportunity Management Inc.



Dated: November 13, 1996  /s/ I. Martin Pompadur
                              I. Martin Pompadur
                              Director and President
                              (principal executive officer
                               of the Registrant)


Dated: November 13, 1996  /s/ Elizabeth McNey Yates
                              Elizabeth McNey Yates
                              Executive Vice President

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


                           ML MEDIA OPPORTUNITY PARTNERS, L.P.

                           By:  Media Opportunity Management Partners
                                General Partner

                           By:  ML Opportunity Management Inc.



Dated: November 13, 1996   /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated: November 13, 1996   /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice President


Dated: November 13, 1996   /s/ Diane T. Herte
                               Diane T. Herte
                               Treasurer
                               (principal accounting officer and
                                principal financial officer
                                of the Registrant)