Form 10-K
period 1996-12-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1997-03-27
CIK 818080

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549





                            FORM 10-K



             ANNUAL REPORT PURSUANT TO SECTION 13 OR

          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended

                        December 31, 1996



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

Form 10-K. [X]



                             Part I.



Item l.   Business.



Formation



ML Media Opportunity Partners, L.P. (the "Partnership" or

"Registrant"), a Delaware limited partnership, was organized on

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

Registrant.



Registrant was formed to acquire, finance, hold, develop,

improve, maintain, operate, lease, sell, exchange, dispose of and otherwise invest in and deal with media businesses and direct and indirect interests therein.  During 1996, Registrant continued to operate its remaining media businesses while continuing to

dispose of its investments.



Registrant received initial capitalization of $4,000 and $100 from the General Partner and initial limited partners,

respectively.  On January 14, 1988, Registrant commenced the offering through MLPF&S of up to 120,000 units of limited

partnership interest ("Units") at $1,000 per Unit.  On March 23,

1988 and April 27, 1988, Registrant had its first and second closings on the sale of 99,131 and 13,016 Units, respectively,

thereby admitting additional limited partners to Registrant.  As of December 31, 1996, total limited partners' and General

Partner's capital contributions were $112,147,100 and $1,132,800,

respectively.



Media Properties



Registrant has completed the sale of the following Media

properties:



    As of July 1, 1993, Registrant entered into three

  transactions to sell the business of International Media

  Publishing, L.P. ("IMPLP")/International Media Publishing, Inc.

  ("IMPI") and Intelidata Limited ("Intelidata");



    On September 30, 1993, Maryland Cable consummated the sale of cable television systems owned and operated in Leesburg,

  Virginia;



    On May 18, 1994, Registrant completed the sale of the assets of its cable television systems in North Carolina (the "Windsor

  Systems");



    Effective September 30, 1994, Registrant disposed of the

  business and assets of its cable television systems in Maryland

  ("Maryland Cable");



    On February 21, 1995, Registrant completed the sale of its radio station in Virginia ("WMXN-FM");



    On September 15, 1995, Registrant completed the sale of all of the outstanding capital stock of Avant Development

  Corporation, the corporation which owned television station WRBL-

  TV;



    On May 29, 1996, Registrant sold all of its shares of

  Western Wireless Corporation ("WWC") in an initial public

  offering of shares of common stock of WWC; and



    On May 31, 1996, Registrant completed the sale of films and other projects developed by Paradigm Entertainment, L.P.

  ("Paradigm"), a California based company and a participating interest in Bob Banner Associates Development ("BBAD").



Although no assurances can be made concerning the precise timing of the ultimate disposition of Registrant's remaining media

properties, Registrant will continue to sell or otherwise dispose of its remaining investments in such properties.  Registrant anticipates that such ultimate disposition will occur in 1997.







As of December 31, 1996, Registrant's investments in media

properties consisted of the following and is detailed below:



    a 51.005% ownership of TCS Television Partners, L.P.

  ("TCS"), which owns (i) 20% of the outstanding common stock of

  Fabri Development Corporation ("Fabri"), which in turn owns and operates two network affiliated television stations WTWO-TV serving Terre Haute, Indiana and KQTV-TV serving St. Joseph,

  Missouri and (ii) 100% of the outstanding common stock of TCS

  Television, Inc. ("TCS Inc."), which in turn owns the 80% of the outstanding common stock of Fabri not owned by TCS.  On December

  30, 1996, TCS and its wholly owned subsidiary, TCS Inc. entered into a Stock Purchase Agreement with Nexstar Broadcasting Group,

  L.L.C. to sell all of the outstanding shares owned in Fabri; and



    a 13.8% ownership of MV Technology Limited ("MVT"), a United

  Kingdom corporation whose sole purpose is to manage its sole asset, a 10% interest in Teletext ("Teletext"), giving Registrant an indirect 1.38% interest in Teletext, a United Kingdom

  corporation organized to acquire United Kingdom franchise rights to provide data in text form to television viewers via television broadcast sidebands.



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



On September 30, 1993, Maryland Cable consummated the sale of the

Leesburg System to Benchmark Acquisition Fund I Limited

Partnership (the "Buyer") for a base payment of approximately

$10,180,000, of which $7,250,000 was paid to Citibank, N.A.

("Citibank"), to discharge $6,750,000 of bank debt and to pay a fee of $500,000 due in connection with the 1991 amendment to the

Maryland Cable Loan Agreement.  An additional amount of $250,000 was deposited into an indemnity escrow account for a period of one year, which was then paid to Citibank.  Following the payment of certain fees and expenses, Maryland Cable retained

approximately $2,480,000 in proceeds and was entitled to

additional payments following the closing based upon the amount of its accounts receivable, the number of subscribers served at closing and certain other adjustments.  The Buyer is an affiliate of Benchmark Communications but is not affiliated with Maryland

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

Plan (see below), the holders of the senior bank debt applied approximately $4,800,000 in lockbox receipts towards the

repayment of the outstanding senior bank debt.  Also, as a result of the default of the senior bank debt, there was also a default under Maryland Cable's Senior Subordinated Discount Notes due in

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



As of March 10, 1994, requisite approvals for the restructuring of Maryland Cable outlined in the Exchange Agreement had not been received from the requisite 99% of the holders of the Discount

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

Registrant's Consolidated Statements of Operations.



Included in this gain is approximately $450,000 of management fees which Registrant was entitled to receive for managing the

Maryland Cable Systems from January 1, 1994 through September 30,

1994.  Registrant received this amount plus an additional

management fee of $128,212 during 1995.











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

Windsor Note.  In addition, as required by the Asset Purchase

Agreement with Tar River, at closing, $342,160 (the "Escrowed

Monies") was placed into two separate escrow accounts to cover the potential costs of improving pole attachments and other

possible post-closing expenses.  The remaining $1,050,982 in sales proceeds was applied or reserved to pay closing costs of the transaction and certain pre-closing liabilities to third parties, of which the balance as of December 31, 1996 is

approximately $1,012,000.



On August 29, 1996, approximately $190,000 was received by

Registrant as final settlement for post-closing adjustments

related to the sale of the Windsor Systems to Multimedia

Cablevision.  As of December 31, 1996, Escrowed Monies of

approximately $279,000 plus approximately $34,000 of interest was received by Registrant in full settlement of the post-closing expense escrow. In addition, Escrowed Monies of approximately

$63,000 plus approximately $8,000 of interest was distributed to

Multimedia Cablevision in full settlement of the pole attachment escrow.



Registrant recognized a gain of $600,000 for financial reporting purposes in 1994 on the sale of the Windsor Systems and a gain of approximately $469,000 in 1996 for settlement of escrows and other post-closing adjustments.



WMXN-FM



On May 10, 1989, Registrant purchased all of the assets of radio station WXRI-FM in Norfolk, Virginia, which it renamed WZCL-FM upon acquisition and subsequently renamed WMXN-FM ("WMXN-FM").

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

Registrant.  Registrant recognized a gain of $1.7 million for financial reporting purposes in 1995 on the sale of WMXN-FM.  In addition, during 1995 and 1996, approximately $400,000 and

$66,000, respectively, was collected on receivables by Registrant from WMXN-FM.



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

Registrant's total equity contribution and incurred costs were approximately $8.3 million as of December 31, 1994 (including approximately $170,000 noted below).  In addition, Registrant had loaned TCS approximately $400,000 for working capital purposes during 1991.



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



TCS continues to be in default on payments and covenants under its note agreements as of December 31, 1996.  TCS failed to make scheduled principal payments during 1995 and 1996 and expects to default on the majority of its scheduled principal payments under its note agreements during 1997.



While TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the ability to foreclose on the stock of Fabri, but not the other assets of Registrant.  TCS entered into an agreement (the "Sub-

Debt Proceeds Sharing Agreement") dated September 17, 1996 with the holders of its subordinated debt under which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of the TCS stations in accordance with a formula set forth in such agreement.  The Sub-Debt Proceeds Sharing Agreement is conditioned on TCS entering into a definitive agreement to sell the stations by December 31, 1996, and closing the sale promptly after Federal Communication Commission ("FCC") approval.



On December 30, 1996, TCS and TCS Inc. entered into a Stock

Purchase Agreement (the "Stock Purchase Agreement") with Nextar

Broadcasting Group, L.L.C. ("Nextar") to sell all of the

outstanding shares of their jointly owned subsidiary, Fabri,

which owns and operates two television stations, WTWO-TV in Terre

Haute, Indiana and KQTV-TV in St. Joseph, Missouri.  The agreed upon base purchase price for Fabri is $31,800,000 and is subject to certain adjustments, including an adjustment relating to the working capital of Fabri and to the establishment of escrow

accounts, as provided in the Stock Purchase Agreement.  The net proceeds generated from the sale of Fabri, after payment of the expenses and liabilities relating to the sale, will be applied,

pursuant to the provisions set forth in the Sub-Debt Proceeds

Sharing Agreement to repay the existing indebtedness of TCS,

including indebtedness to its affiliates, with the remainder, if any, to be distributed to the partners of TCS.  There is no

guarantee that Registrant will recover more than a small portion of its initial investment in TCS.



Consummation of the sale of Fabri pursuant to the terms of the

Stock Purchase Agreement is subject to the satisfaction of

certain conditions, including obtaining the approval from the FCC to transfer control of the FCC licenses.  On February 21, 1997,

the FCC granted consent to the transfer of control of Fabri from

TCS Inc. to Nexstar.  The FCC has until April 2, 1997, to

reconsider the transfer on its own motion, after which the

transfer of control will no longer be subject to reconsideration or appeal.  Furthermore, if the sale is not consummated by

September 30, 1997, both parties become vested with the right to terminate the Stock Purchase Agreement.



On September 15, 1995, TCS Inc. completed the sale to The Spartan

Radiocasting Company ("Spartan") of all of the outstanding

capital stock of Avant Development Corporation ("Avant"), a 100%

owned corporate subsidiary of TCS Inc., which owns WRBL-TV, for a net sales price of $22.7 million.  From the proceeds of the sale,

a reserve of approximately $1.4 million was established to cover certain expenses and liabilities relating to the sale and

$1,250,000 was deposited into an indemnity escrow account to secure TCS Inc.'s indemnification obligations to Spartan for taxes and other liabilities.  In addition, approximately $18.9 million was applied to repay a portion of TCS' total indebtedness of approximately $43 million as of December 31, 1994, which was secured by a pledge of the shares of Fabri, and approximately

$1.1 million in closing costs.  Registrant recognized a gain, for financial reporting purposes, on the sale of Avant of

approximately $17.6 million, partially offset by a reserve for estimated losses on such future sale of the remaining television stations of TCS of approximately $9.9 million.  During 1997,

$1 million plus accrued interest of approximately $74,000 was returned to TCS from the indemnity escrow relating to the sale of

Avant.  Registrant expects that these funds will be used to pay down the indebtedness of TCS.



Refer to Notes 2 and 4 of "Item 8. Financial Statements and

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

Paradigm's and BBAD's operating activities, Registrant recorded in 1993 a writedown of approximately $516,000 of its investment in Paradigm and BBAD to reduce Registrant's net investment to zero.  Registrant actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future

funding needs but was unable to identify such a partner.

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



During 1996, Registrant received proceeds of $135,000 from the sale of the remaining interests in the films and other projects developed by Paradigm.  Registrant recognized a gain for

financial reporting purposes of $135,000 on the sale of these films and other projects in 1996, offset by operational losses of

$53,201.  Although Registrant is no longer advancing funds for continuing operations and Paradigm has no operating assets,

Registrant may be liable for certain liabilities of Paradigm.

These liabilities are reflected in the discontinued operations of the Production Segment on the Consolidated Balance Sheet as of

December 31, 1996.





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

Registrant, after giving effect to a 3.1 to 1 stock split

immediately prior to the offering.  As a result, on May 29, 1996

Registrant received $24,147,088 in net proceeds for its 1,090,162 shares, after payment of underwriter's commission in connection with the sale.  Registrant recognized a gain of approximately

$22.8 million on the sale of its WWC stock.



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



During 1994 and 1995, the Media Ventures Companies continued to distribute television programs, to monitor the Teletext

investment held by MV Technology Limited ("MVT") (see below), and to attempt to expand the operations of the Media Ventures

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

Enterprises for nominal consideration Registrant's shares in EMP,

Ltd.  Simultaneously, Registrant and EMP, Ltd. entered into an agreement whereby EMP, Ltd.'s 10% interest in Teletext was

transferred, together with a 350,000 pounds loan (approximately

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

January, 1996, EMP, Ltd. exercised its right to require

Registrant to sell its interest in MVT to EMP, Ltd. and notified

Registrant of its intention to acquire Registrant's interest.

Registrant is currently negotiating the terms of such sale.

During 1996, Registrant received approximately $87,000 in

dividends from MVT. It is likely that Registrant will not recover more than a nominal portion of its $2.0 million investment in

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

$100,000 (including $50,000 advanced to a predecessor company of

IMPLP) to IMPLP/IMPI/Intelidata.



Effective July 1, 1993, Registrant entered into three

transactions to sell the business and assets of International

Media Publishing, L.P. ("IMPLP") and its wholly owned subsidiary

Intelidata Media Publishing Inc. ("IMPI") and Intelidata Limited

("Intelidata").  In two separate transactions, Registrant sold the entire business and substantially all of the assets of

IMPLP/IMPI and a portion of the business and assets of Intelidata to Phillips Business Information, Inc. ("PBI") for future

consideration based on the revenues of IMPLP/IMPI and the portion of the Intelidata business acquired by PBI.  At closing, PBI made advances of $100,000 and $150,000 to IMPLP/IMPI and Intelidata,

respectively, which advances would be recoverable by PBI from any future consideration payable by PBI to Registrant.  In addition,

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

Romtec.  In addition, certain liabilities of Intelidata were assumed by Romtec.



Subsequent to the sale of the businesses, Registrant advanced net additional funds totaling approximately $130,000 through December

31, 1996 to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors.

Registrant anticipates that it will make additional such advances to IMPLP/IMPI and Intelidata during 1997.  The total of any

Registrant obligations to fund such advances, including certain contractual obligations, is not currently anticipated to exceed the amount of the writedown of $364,000.  These contractual

obligations are reflected in the liability section of

Registrant's Consolidated Balance Sheet as of December 31, 1996.

It is unlikely that Registrant will recover any portion of its investment in IMPLP/IMPI/Intelidata.



Employees.



As of December 31, 1996, Registrant and its consolidated

subsidiaries employed approximately 135 persons.  The business of

Registrant is managed by the General Partner.  RPOM, MLOM and ML

Leasing Management Inc., all affiliates of the General Partner,

employ individuals who perform the management and administrative services for Registrant.



COMPETITION.



Broadcast Television



Operating results for broadcast television stations are affected by the availability, popularity and cost of programming;

competition for local, regional and national advertising

revenues; the availability to local stations of compensation payments from national networks with which the local stations are affiliated; competition within the local markets from programming on other stations or from other media; competition from other technologies, including cable television; and government

regulation and licensing.  Due primarily to increased competition from cable television, with that medium's plethora of viewing alternatives and from the Fox Network, the share of viewers

watching the major United States networks, ABC, CBS and NBC, has declined significantly over the last ten years.  This reduction in viewer share has made it increasingly difficult for local stations to increase their revenues from advertising.  The

combination of these reduced shares and the impact of the

economic recession at the beginning of this decade on the

advertising market resulted in generally deteriorating

performance at many local stations affiliated with ABC, CBS and

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

1996 Act retains the television duopoly rule, which prohibits ownership of two TV stations in the same market, the 1996 Act directs the FCC to reexamine the rule through a rulemaking.  With respect to the radio/TV cross-ownership restriction, the 1996 Act extends the FCC's one-to-a-market waiver policy to the top 50 markets.  Congress also directed the FCC to revise the dual

network rule to permit broadcast stations to affiliate with two or more networks, unless the combination is composed of (1) two of the four established networks (i.e., ABC, CBS, NBC and Fox) or

(2) any of the four networks and one of the two emerging

networks.  The 1996 Act eliminates the network/cable cross-

ownership ban, but authorizes the FCC to promulgate regulations if needed to ensure carriage, channel positioning, and

nondiscriminatory treatment of nonaffiliated broadcast stations.

The 1996 Act also repeals the statutory ban (but not the related

FCC rules) on the common ownership of a television station and a cable system in situations where the cable system is located within the Grade B contour of the television station.  In

addition, the 1996 Act grandfathers certain television local marketing agreements ("LMAs") which were in existence upon

enactment and are in compliance with FCC regulations.  Last, the

1996 Act requires the FCC to review its ownership rules

biennially to determine whether they are necessary in the public interest.



The 1996 Act also has several provisions relating to broadcast license reform.  The 1996 Act permits the FCC to extend broadcast license terms for both radio and television stations up to 8 years.  Accordingly, on January 24, 1997, the FCC issued an order amending its applicable rules so that, henceforth, broadcast stations (both radio and TV) will ordinarily be granted renewal for a term of 8 years.  Also under the 1996 Act, competing

applications for the same frequency may no longer be accepted unless the FCC has first denied an incumbent's application for renewal of license.  The FCC, however, may still consider

petitions to deny a renewal application.



On a local basis, FCC rules currently allow an entity to have an attributable interest (as defined below) in only one television station in a market.  In addition, FCC rules and/or the

Communications Act of 1934, as amended, generally prohibit an individual or entity from having an attributable interest in a television station and a radio station (for which a waiver may now be sought in the top 50 markets under the 1996 Act), daily newspaper or cable television system that is located in the same local market area served by the television station.  Proposals currently before the FCC would substantially alter these

standards.  In a pending rulemaking proceeding, the FCC has

suggested narrowing the geographic scope of the local television cross-ownership rule (the so-called "duopoly" rule) from Grade B to Grade A contours, and eliminating the television/radio cross-

ownership restriction (the so-called "one-to-a-market" rule)

entirely, or at least exempting larger markets.  The FCC also has released a notice of inquiry ("NOI") soliciting comment on what changes, if any, it should make with regard to its policies

generally prohibiting common ownership of daily newspapers and radio stations serving the same market.



The 1996 Act, which requires the FCC to conduct various

rulemaking proceedings, has a direct impact on several of these issues.  Thus, on November 7, 1996, the FCC released a "Second

Further Notice of Proposed Rulemaking" inviting additional

comment on a number of local television ownership issues,

including (i) whether to extend the presumptive waiver of the one-

to-a-market rule from the top 25 to the top 50 markets; and (ii)

whether to modify the television duopoly rule to allow common ownership of two television stations in separate designated

market areas ("DMAs") as long as the stations do not have

overlapping Grade A signal contours.  In that same proceeding,

the FCC also sought comment on whether to grandfather existing

LMAs if such agreements are deemed attributable in a companion proceeding seeking comment on revisions to the FCC's attribution rules.



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

12, 1995, the FCC released a "Notice of Proposed Rule Making"

designed to permit a "thorough review of its broadcast media attribution rules."  Among other things, the FCC is considering the following:  (i) whether to change the voting stock

attribution benchmarks from five percent to ten percent and, for passive investors, from ten percent to twenty percent; (ii)

whether there are any circumstances in which non-voting stock interests, which are currently considered non-attributable,

should be considered attributable; (iii) whether the FCC should eliminate its single majority shareholder exception (pursuant to which voting interests in excess of five percent are not

considered cognizable if a single majority shareholder owns more than fifty percent of the voting stock); (iv) whether to relax insulation standards for business development companies and other widely-held limited partnerships; (v) how to treat limited

liability companies and other new business forms for attribution purposes; and (vi) whether to eliminate or codify the cross-

interest policy.  On November 7, 1996, the FCC released a

"Further Notice of Proposed Rulemaking" in that proceeding,

seeking additional comment on the foregoing and certain related issues, including (i) the circumstances, if any, in which an LMA should be attributed to an entity holding the right to program more than 15% of the time of a television station; and (ii)

whether a combination of debt and equity exceeding a certain threshold should be considered to be an attributable interest.



Recent Developments, Proposed Legislation and Regulation



The FCC eliminated the prime time access rule ("PTAR"), effective

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



The FCC also recently eliminated its remaining financial interest and syndication ("fin-syn") rules.  The fin-syn rules restricted the ability of ABC, CBS and NBC to obtain financial interests in,

or participation in syndication of, prime-time entertainment programming created by independent producers for airing during the networks' evening schedules.



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

Specifically, the FCC will consider whether to modify, repeal or retain the following programming-related rules: (1) the right to reject rule which ensures that a network affiliate retains the right to reject network programming; (2) the time option rule that currently prohibits a network from holding an option to use specified amounts of an affiliate's broadcast time; (3) the

exclusive affiliation rule that forbids a network from preventing an affiliate from broadcasting the programming of another

network; and (4) the network territorial exclusivity rule that prohibits an agreement between a network program not taken by the affiliate, and prohibits an agreement that would prevent another station located in a different community from broadcasting any of the network's programs.  Moreover, in a separate but related proceeding initiated on June 14, 1995, the FCC is considering whether to modify or repeal rules that currently forbid a network from influencing an affiliate's advertising rates during non-

network broadcast time, and whether to modify or repeal a rule forbidding a network from acting as an advertising representative for the sale of non-network time.  Pursuant to the 1996 Act, the

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



The FCC must adopt ATV service rules and a table of ATV

allotments before broadcasters can provide these services made possible by the new technology.  In 1995, the FCC issued a notice of proposed rulemaking ("NPRM") inviting comment on a broad range of issues related to the implementation of ATV, particularly the transition to digital broadcasting, and in August 1996 it

similarly invited comment on its proposed ATV channel

allocations.  Decisions on the rules and policies to govern

digital television and on a specific ATV allotment plan are

expected in 1997.  A decision adopting a technical standard for the transmission of digital television was released by the FCC on

December 27, 1996.



Absent further legislation requiring the auctioning of ATV

channels, it is expected that the FCC will assign all existing television licensees and permittees a second channel on which to provide ATV simultaneously with their current "NTSC" service.

After a period of years (the 1992 proposal was for 15 years,

although that period of time is under review in the pending FCC proceeding) broadcasters would be required to cease NTSC

operations and broadcast only with the newer digital ATV

technology.  It is also possible that the NTSC channel, once returned to the FCC, will be auctioned for other use.  Under certain circumstances, conversion to ATV operations could reduce a station's geographical coverage area; the majority of stations,

however, will obtain service areas that match or exceed the

limits of existing operations.  Recent debates in Congress call into question whether the transition to ATV will proceed as

planned.  In addition, on February 5, 1997, the Clinton

Administration announced that it will establish a special

advisory panel to make recommendations concerning specific public interest obligations that might be imposed on television

licensees in exchange for the future awarding of digital

television licenses.



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



As of March 4, 1997, the number of owners of Units was 14,781.



Beginning with the December 1994 client account statements,

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S")

implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements.  As a result, MLPF&S no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Registrant may continue to provide its estimate of net asset value to Unit

holders.  Pursuant to the guidelines, estimated values for

limited partnership interests originally sold by MLPF&S (such as

Registrant's Units) will be provided two times per year to MLPF&S by independent valuation services.  These estimated values will be based on financial and other information available to the independent services on (1) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and on (2) March 31st for reporting on June month-end and

subsequent client account statements through the November month-

end client account statements of the same year. MLPF&S clients may contact their MLPF&S Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value.  The estimated values provided by the independent services and the

Registrant's current net asset value are not market values and

Unit holders may not be able to sell their Units or realize

either amount upon a sale of their Units.  In addition, Unit holders may not realize the independent estimated value or the

Registrant's current net asset value amount upon the liquidation of Registrant's assets over its remaining life.



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

On July 29, 1996, Registrant made a cash distribution of

$23,999,458 to its limited partners and $242,419 to its General

Partner following the sale of its stock of Western Wireless

Corporation and the remaining interests in films and other

projects developed by Paradigm Entertainment, L.P.  On April 2,

1997, Registrant intends to make a cash distribution of

$23,671,989 to its limited partners of record as of March 24,

1997.  See the "Liquidity and Capital Resources" section of Item

7 "Management's Discussions and Analysis of Financial Condition

and Results of Operations" for additional information regarding the April 1997 cash distribution.





Item 6.   Selected Financial Data.





                       Year Ended     Year Ended     Year Ended
                      December 31,   December 31,   December 31,
                            1992           1993           1994
Interest income        $    517,769   $    130,302    $    430,730

(Loss)/Income from
Partnership
operations             (3,275,961)    (4,093,928)     (3,101,614)
(Loss)/Income from
Discontinued
operations            (35,096,389)   (30,223,491)    (10,426,057)
Gain on Sale of
Discontinued
operations                       -              -         600,000
Extraordinary Item                -              -     130,330,596
Cash distributions
paid to partners                 -              -       9,062,384

Per Unit of Limited
Partnership
Interest:

(Loss)/Income from
Partnership
operations            $    (28.92)   $   (36.14)   $     (27.38)

(Loss)/Income from
Discontinued
operations                (309.82)       (266.80)         (92.04)
Gain on Sale of
Discontinued
operations                       -              -            5.30
Extraordinary Item                -              -        1,150.52
Cash distributions
paid to partners                 -              -           80.00


                         As of          As of          As of
                      December 31,   December 31,   December 31,
                            1992           1993           1994
Total Assets           $  9,293,863   $  5,307,240    $  3,950,040


Number of Units           112,147.1      112,147.1       112,147.1




                           Year Ended      Year Ended
                          December 31,    December 31,
                                1995            1996
Interest income             $    105,808    $    290,820
(Loss)/Income from
Partnership operations      (2,270,461)      21,433,458
(Loss)/Income from
Discontinued operations               -          81,799
Gain on Sale of
Discontinued operations       9,471,059               -
Extraordinary Item                     -               -
Cash distributions paid
to partners                   2,945,275      24,241,877

Per Unit of Limited
Partnership Interest:

(Loss)/Income from
Partnership operations    $     (20.04)    $     189.21
(Loss)/Income from
Discontinued operations               -             .72
Gain on Sale of
Discontinued operations           83.61               -
Extraordinary Item                     -               -
Cash distributions paid
to partners                       26.00          214.00


                              As of           As of
                          December 31,    December 31,
                                1995            1996
Total Assets                $  2,889,001    $  2,387,661

Number of Units               112,147.1       112,147.1



On April 2, 1997, Registrant intends to make a cash distribution to the limited partners of record as of March 24, 1997 of $211.08 per Unit, or $23,671,989.



Certain 1995 account balances have been reclassified to conform to the 1996 financial statement presentation.  See Note 3 of Item

8 "Financial Statement and Supplementary Data" for additional information regarding discontinued operations.

Item 7. Management's Discussion and Analysis of Financial

        Condition and Results of Operations.



Liquidity and Capital Resources.



As of December 31, 1996 and 1995, Registrant had $2,383,444 and

$1,539,981, respectively, in cash and cash equivalents.



Registrant has no contractual commitment to advance funds to any of its investments, other than its obligations relating to its former investments in IMPLP/IMPI and Intelidata, Paradigm and

Windsor, which in the aggregate is approximately $1.4 million

(see below).



Although no assurance can be made concerning the precise timing of the ultimate disposition of Registrant's remaining media

properties, Registrant will continue to sell or otherwise dispose of its remaining investments in such properties, Registrant

anticipates that such ultimate disposition will occur in 1997.



On July 29, 1996, Registrant made a cash distribution to limited partners of record on May 31, 1996, of $214 per $1,000 limited partnership unit ("Unit") totaling $23,999,458 and $242,419 to the General Partner of net distributable sale proceeds from the sales of WWC and Paradigm (see below).



On March 27, 1997, Registrant received a voluntary cash payment of $23,671,989 (the "Cash Payment") from Merrill Lynch, Pierce,

Fenner & Smith Incorporated, an affiliate of the General Partner,

for distribution to limited partners.  The Cash Payment will be reflected in Registrant's 1997 first quarter financial statements as a capital contribution and a distribution payable to limited partners.  On April 2, 1997, Registrant intends to make a

distribution to the limited partners of record as of March 24,

1997 of $211.08 per Unit, or $23,671,989.  For a more complete description of the Cash Payment discussed above, see Exhibits

99.3 and 99.4 attached hereto.



The General Partner has executed an amendment dated March 24,

1997 to the Partnership Agreement which provides for the

distribution of the Cash Payment solely to the limited partners and the termination of Registrant's obligation to pay a

partnership management fee and a property management fee for 1996 and subsequent periods.



TCS Television Partners L.P. ("TCS") continues to be in default on payments and covenants under its note agreements as of

December 31, 1996.  TCS failed to make scheduled principal

payments during 1995 and 1996 and expects to default on the

majority of its scheduled principal payments under its note

agreements in 1997.



TCS entered into an agreement (the "Sub-Debt Proceeds Sharing

Agreement") dated September 17, 1996 with the holders of its subordinated debt under which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of the TCS stations in accordance with a formula set forth in such

agreement.  The Sub-Debt Proceeds Sharing Agreement is

conditioned on TCS entering into a definitive agreement to sell the stations by December 31, 1996, and closing the sale promptly after Federal Communication Commission ("FCC") approval.



See below for a more detailed description of Registrant's

dispositions and current investments.



Sale of WWC



On May 29, 1996, Registrant sold all of its 1,090,162 shares of

Western Wireless Corporation ("WWC") at a price of $23.50 per share in an initial public offering of shares of common stock of

WWC.  The 1,090,162 shares of WWC sold by Registrant represented all of the shares held by Registrant, after giving effect to a

3.1 to 1 stock split immediately prior to the offering.  As a result, on May 29, 1996, Registrant received $24,147,088 in net proceeds for its 1,090,162 shares, after payment of underwriter's commission in connection with the sale.  Registrant recognized a gain of approximately $22.8 million on the sale of its WWC stock.



During 1996, Registrant received proceeds of $135,000 from

Paradigm Entertainment L.P.'s ("Paradigm") sale of Registrant's remaining interests in the films and other projects developed by

Paradigm.  Registrant recognized a gain for financial reporting purposes of $135,000 on the sale of these films and other

projects in 1996, offset by operational losses of $53,201.

Although Registrant is no longer advancing funds for continuing operations and Paradigm has no operating assets, Registrant may be liable for certain liabilities of Paradigm.  These liabilities are reflected in the discontinued operations of the Production

Segment on the Consolidated Balance Sheet as of December 31,

1996.



Sale of Windsor



On May 18, 1994, Registrant sold the assets of its cable

television systems in North Carolina, (the "Windsor Systems") to

Tar River Communications Inc. ("Tar River")for $3,443,200,

subject to post-closing adjustments.  At closing, Registrant repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the Windsor Note.

In addition, as required by the Asset Purchase Agreement with Tar

River, at closing, $342,160 (the "Escrowed Monies") was placed into two separate escrow accounts to cover the potential costs of improving pole attachments and other possible post-closing

expenses.  The remaining $1,050,982 in sales proceeds was applied or reserved to pay closing costs of the transaction and certain pre-closing liabilities to third parties, of which the balance as of December 31, 1996 is approximately $1,012,000.



On August 29, 1996, approximately $190,000 was received by

Registrant as final settlement for post-closing adjustments

related to the sale of the Windsor Systems to Multimedia

Cablevision.  As of December 31, 1996, Escrowed Monies of

approximately $279,000 plus approximately $34,000 of interest was received by Registrant in full settlement of the post-closing expense escrow. In addition, Escrowed Monies of approximately

$63,000 plus approximately $8,000 of interest was distributed to

Multimedia Cablevision in full settlement of the pole attachment escrow.



Registrant recognized a gain of $600,000 for financial reporting purposes in 1994 on the sale of the Windsor Systems and a gain of approximately $469,000 in 1996 for settlement of escrows and other post-closing adjustments.



Disposition of Maryland Cable



On September 30, 1994, the Amended Prepackaged Plan of

Reorganization of Maryland Cable and Holdings (the "Prepackaged

Plan") was consummated.  Pursuant to the Prepackaged Plan,

Maryland Cable Corp. ("Maryland Cable") and Maryland Cable

Holdings Corp. ("Holdings") were liquidated into Maryland Cable

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

Prepackaged Plan, ML Cable Partners, which is 99% owned by

Registrant, received payment in full of the unpaid portion of the

$6,830,000 participation in the senior bank debt of Maryland

Cable held by ML Cable Partners, together with accrued interest thereon.  In addition, MultiVision Cable TV Corp. received a payment of $500,000 in partial settlement of severance and other costs relating to the termination of MultiVision as manager of the Maryland Cable systems.  Registrant recognized a gain for financial reporting purposes on the disposition of Maryland Cable of approximately $130 million in 1994.  Such gain resulted

primarily from the forgiveness of debt at the subsidiary level and is classified as an extraordinary gain on Registrant's

Consolidated Income Statements.



Included in this gain is approximately $450,000 of management fees which Registrant was entitled to receive for managing the

Maryland Cable Systems from January 1, 1994 through September 30,

1994.  Registrant received this amount plus an additional

management fee of $128,212 during 1995.



Sale of WMXN-FM



On February 21, 1995, US Radio of Norfolk, Inc. purchased WMXN-FM for approximately $3.5 million.  Following payment of a

transaction fee to a third party unaffiliated with Registrant and/or its affiliates, approximately $3.3 million was remitted to

Registrant.  Registrant recognized a gain of $1.7 million for financial reporting purposes in 1995 on the sale of WMXN-FM.  In addition, during 1995 and 1996, approximately $400,000 and

$66,000, respectively, was collected on receivables by Registrant from WMXN-FM.



Disposition of IMPLP/IMPI and Intelidata



Effective July 1, 1993, Registrant entered into three

transactions to sell the business and assets of International

Media Publishing, L.P. ("IMPLP") and its wholly owned subsidiary

Intelidata Media Publishing Inc. ("IMPI") and Intelidata Limited

("Intelidata").  In two separate transactions, Registrant sold the entire business and substantially all of the assets of

IMPLP/IMPI and a portion of the business and assets of Intelidata to Phillips Business Information, Inc. ("PBI") for future

consideration based on the revenues of IMPLP/IMPI and the portion of the Intelidata business acquired by PBI.  At closing, PBI made advances of $100,000 and $150,000 to IMPLP/IMPI and Intelidata,

respectively, which advances would be recoverable by PBI from any future consideration payable by PBI to Registrant.  In addition,

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

Romtec.  In addition, certain liabilities of Intelidata were assumed by Romtec.



Subsequent to the sale of the businesses, Registrant advanced net additional funds totaling approximately $130,000 through December

31, 1996 on behalf of IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain

creditors.  Registrant anticipates that it will make additional such advances to IMPLP/IMPI and Intelidata during 1997.  The aggregate amounts of Registrant's obligations to fund such

advances, including certain contractual obligations, is not

currently anticipated to exceed the amount of the writedown of

$364,000.  These contractual obligations are reflected in the liability section of Registrant's Consolidated Balance Sheet as of December 31, 1996.  It is unlikely that Registrant will

recover any portion of its investment in IMPLP/IMPI/Intelidata.



TCS Television Partners, L.P.



While TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the ability to foreclose on the stock of Fabri Development

Corporation ("Fabri"), but not the other assets of Registrant.

TCS entered into the Sub-Debt Proceeds Sharing Agreement pursuant to which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of the TCS stations in accordance with a formula set forth in such agreement.  The Sub-Debt

Proceeds Sharing Agreement is conditioned on TCS entering into a definitive agreement to sell the stations by December 31, 1996,

and closing the sale promptly after FCC approval.



On December 30, 1996, TCS and TCS Television, Inc. ("TCS Inc."),

entered into a stock purchase agreement (the "Stock Purchase

Agreement") with Nexstar Broadcasting Group, L.L.C. ("Nexstar")

to sell all of the outstanding shares of their jointly owned subsidiary Fabri, which owns and operates two television

stations, WTWO-TV in Terre Haute, Indiana and KQTV-TV in St.

Joseph, Missouri.  The agreed upon base purchase price for Fabri is $31,800,000 and is subject to certain adjustments, including an adjustment relating to the working capital of Fabri and to the establishment of escrow accounts, as provided in the Stock

Purchase Agreement.  The net proceeds generated from the sale of

Fabri, after payment of the expenses and liabilities relating to the sale, will be applied, pursuant to the provisions set forth in the Sub-Debt Proceeds Sharing Agreement, to repay the existing indebtedness of TCS, including indebtedness to its affiliates,

with the remainder, if any, to be distributed to the partners of

TCS.  There is no guarantee that Registrant will recover more than a small portion of its initial investment in TCS.



Consummation of the sale of Fabri pursuant to the terms of the

Stock Purchase Agreement is subject to the satisfaction of

certain conditions, including obtaining the approval from the FCC to transfer control of the FCC licenses.  On February 21, 1997,

the FCC granted consent to the transfer of control of Fabri from

TCS Inc. to Nexstar.  The FCC has until April 2, 1997, to

reconsider the transfer on its own motion, after which the

transfer of control will no longer be subject to reconsideration or appeal.  Furthermore, if the sale is not consummated by

September 30, 1997, both parties become vested with the right to terminate the Stock Purchase Agreement.



On September 15, 1995, TCS Inc. completed the sale to Spartan

Radiocasting Company ("Spartan") of all of the outstanding

capital stock of Avant Development Corporation ("Avant"), a 100%

owned corporate subsidiary of TCS Inc., which owns WRBL-TV, for a net sales price of $22.7 million.  From the proceeds of the sale,

a reserve of approximately $1.4 million was established to cover certain expenses and liabilities relating to the sale and

$1,250,000 was deposited into an indemnity escrow to secure TCS

Inc.'s indemnification obligations to Spartan for taxes and other liabilities.  In addition, approximately $18.9 million was

applied to repay a portion of TCS' total indebtedness of

approximately $43 million as of December 31, 1994, which was secured by a pledge of the shares of Fabri, another wholly owned subsidiary of TCS Inc., which owns and operates KQTV-TV, St.

Joseph, Missouri, and WTWO-TV Terre Haute, Indiana and

approximately $1.1 million in closing costs.  Registrant

recognized a gain, for financial reporting purposes, on the sale of Avant of approximately $17.6 million, partially offset by a reserve for estimated losses on such future sale of the remaining television stations of TCS of approximately $9.9 million.  During

1997, $1 million plus accrued interest of approximately $74,000 was returned to TCS from the indemnity escrow relating to the sale of Avant.  Registrant expects that these amounts will be used to pay down indebtedness of TCS.



Refer to Notes 2 and 4 of "Item 8. Financial Statements and

Supplementary Data" for further information regarding TCS's debt.



Paradigm



Paradigm Entertainment, L.P. ("Paradigm") and/or Bob Banner

Associates Development ("BBAD") are not currently producing

television programs, and Registrant has not advanced any funds to

Paradigm and/or BBAD since the second quarter of 1992.  Due in part to Registrant's unwillingness to advance additional funds to fund the continuing operating losses and possible winding down of

Paradigm's and BBAD's operating activities, Registrant recorded in 1993 a writedown of approximately $516,000 of its investment in Paradigm and BBAD to reduce Registrant's net investment to zero.  Paradigm and/or BBAD have no liability for borrowed funds.



Investments and EMP, Ltd. and MVT



As of December 31, 1994, Registrant had advanced approximately

$2.0 million to Media Ventures Investments ("Investments").



During 1994 and 1995, the Media Ventures Companies continued to distribute television programs, to monitor the Teletext U.K.,

Ltd. ("Teletext") investment held by MV Technology Limited

("MVT") (see below), and to attempt to expand the operations at

MVT into new areas of European media.



Effective August 12, 1994, Registrant and European Media

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

Registrant and EMP, Ltd. entered into an agreement whereby EMP,

Ltd.'s 10% interest in Teletext was transferred, together with a

350,000 pounds loan (approximately $543,000 at then-current exchange rates) from EMP, Ltd. to a newly formed entity, MVT.  After the transfer, Registrant owns 13.8% of the issued common shares of

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

January, 1996, EMP, Ltd. exercised its right to require

Registrant to sell its interest in MVT to EMP, Ltd., and notified

Registrant of its intention to acquire Registrant's interest.

Registrant is currently negotiating the terms of such sale.

During 1996, Registrant received approximately $87,000 in

dividends from MVT.  Registrant is currently negotiating the terms of such sale.  It is likely that Registrant will not

recover more than a nominal portion of its $2.0 million

investment in Investments either from Investments or from MVT.



Results of Operations.



1996



Registrant generated net income of approximately $21.5 million in

1996, which was comprised of the following components: (1) a gain of approximately $22.8 million on the sale of the stock of WWC,

(2) interest income of approximately $291,000, (3) income from dividends received from MVT of approximately $87,000, (4)

approximately $469,000 from monies released from escrow and other post closing adjustments relating to the sale of the Windsor

Systems, (5) a gain of $135,000 on the sale of Registrant's

interests in films and other projects developed by Paradigm

partially offset by (a) management fee expenses of approximately

$2.1 million, (b) operational losses at Paradigm of approximately

$53,000 and (c) general and administrative expenses of

approximately $112,000.



1995



Registrant generated net income of approximately $7.2 million in

1995, which was comprised of the following components: (1) gains of approximately $17.6 million on the sale of capital stock of

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

(a) management fee expenses of approximately $2.4 million and (b)

general and administrative expenses of approximately $228,000.



1994



Registrant generated net income of approximately $117.4 million in 1994, which was comprised of the following components:  (1) an extraordinary gain of approximately $130.3 million on the

disposition of Maryland Cable; (2) a $600,000 gain on the sale of the Windsor Systems; and (3) interest income of approximately

$431,000, partially offset by: (a) a loss from discontinued

operations of approximately $10.4 million; (b) management fee expenses of approximately $3.0 million; (c) general and

administrative expenses of approximately $269,000; and (d)

amortization expense of approximately $298,000.



1996 vs. 1995



The increase in net income of approximately $14.3 million from

1995 is primarily attributable to the one-time gain on the sale of the stock of WWC of approximately $22.8 million in 1996,

offset by the one-time gain on sale of radio station WMXN-FM of approximately $1.7 million and a gain of approximately $17.7 million on the sale of Avant, offset by a reserve for estimated losses on the sale of the remaining television stations of TCS of approximately $9.9 million in 1995.



1995 vs. 1994



The decrease in net income of approximately $110.2 million from

1994 is primarily attributable to the one-time extraordinary gain on the disposition of Maryland Cable of approximately $130.3 million in 1994, offset by (a) the one-time gain on sale of radio station WMXN-FM of approximately $1.7 million and a gain of

approximately $17.7 million on the sale of Avant, offset by a reserve for estimated losses on the sale of the remaining

television stations of TCS of approximately $9.9 million in 1995 and (b) the loss from discontinued operations of approximately

$10.4 million in 1994.  The loss from discontinued operations in

1994 are not comparable to the results in 1995 because of the sale of certain discontinued assets during 1995 and 1994.



Item 8.   Financial Statements and Supplementary Data.

               TABLE OF CONTENTS

      ML Media Opportunity Partners, L.P.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31,
1996 and 1995

Consolidated Income Statements for the three years ended December 31, 1996

Consolidated Statements of Cash Flows for the three years ended December 31, 1996

Consolidated Statements of Changes in Partners'
Capital/(Deficit) for the three years ended
December 31, 1996

Notes to Consolidated Financial Statements for the three years ended December 31, 1996

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.





INDEPENDENT AUDITORS' REPORT



ML Media Opportunity Partners, L.P.:



We have audited the accompanying consolidated financial

statements of ML Media Opportunity Partners, L.P. (the

"Partnership") and its affiliated entities, as listed in the accompanying table of contents.  These consolidated financial statements are the responsibility of the Partnership's general partner.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.



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

Partnership and its affiliated entities as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December

31, 1996 in conformity with generally accepted accounting

principles.



The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Partnership has sold and is in the process of selling or disposing of its remaining investments.  In addition,

TCS Television Partners, L.P. ("TCS") was in default under the

TCS note agreements as of December 31, 1996 and 1995, failed to make scheduled principal payments during 1996 and 1995, and TCS expects to default on the majority of its scheduled principal payments under its note agreements for the remainder of 1997.

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



/s/ Deloitte & Touche LLP

New York, New York

March 14, 1997

(except for Note 9, as to which the date is March 27, 1997)





              ML MEDIA OPPORTUNITY PARTNERS, L.P.
                  CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 1996 AND 1995



                             NOTES       1996            1995
ASSETS:
Cash and cash equivalents               $ 2,383,444      $ 1,539,981
Investment in joint venture
and common stock                                 -        1,261,666
Other assets                                  4,217           87,354

TOTAL ASSETS                            $ 2,387,661      $ 2,889,001

LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT):
Liabilities:
Accounts payable and accrued
liabilities                            $ 1,671,454      $ 1,508,972
Management fee payable                    2,144,597                -
Net Liabilities of
Discontinued Operations:
 Production Segment                          58,912          140,711
Television and Radio Station
Segment                        3                 -                -
Total Liabilities                        3,874,963        1,649,683

Commitments and Contingencies
                               2










(Continued on the following page.)



              ML MEDIA OPPORTUNITY PARTNERS, L.P.
                  CONSOLIDATED BALANCE SHEETS
               AS OF DECEMBER 31, 1996 AND 1995
                          (continued)


                                        1996            1995
Partners' Capital/(Deficit):

General Partner:
Capital contributions, net of
offering expenses                       1,019,428       1,019,428
Cash distributions                       (362,496)       (120,077)
Cumulative loss                          (651,313)       (866,466)
                                             5,619          32,885
Limited partners:
Capital contributions, net of
offering expenses (112,147.1
Units of Limited Partnership
Interest)                             100,914,316     100,914,316
Tax allowance cash distribution        (2,040,121)     (2,040,121)
Other cash distributions              (35,887,040)    (11,887,582)
Cumulative loss                       (64,480,076)    (85,780,180)
                                       (1,492,921)       1,206,433
Total Partners' Capital/(Deficit)      (1,487,302)       1,239,318
TOTAL LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT)                    $  2,387,661    $  2,889,001



See Notes to Consolidated Financial Statements.







                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                    CONSOLIDATED INCOME STATEMENTS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                1996           1995           1994

Gain on Sale of Western
Wireless Corporation
stock                      $22,843,249       $      -        $      -
Other income                    555,489        236,283               -
Interest income                 290,820        105,808         430,730
                             23,689,558        342,091         430,730
Partnership Operating
Expenses:
General and
administrative                 111,503        228,486         268,523
Amortization                          -              -         297,954
Management fees               2,144,597      2,384,066       2,965,867
                              2,256,100      2,612,552       3,532,344
Income/(Loss) from
Partnership operations      21,433,458    (2,270,461)     (3,101,614)

Discontinued operations:
Income/(Loss) from
Discontinued operations
of:
Cable Television Systems
Segment                              -              -     (6,784,982)
Production Segment               81,799              -        (37,436)
Television and Radio
Station Segment                      -              -     (3,603,639)
Gain on Sale of
Discontinued Television
and Radio Station
Segment                              -      9,471,059               -
Gain on Sale of
Discontinued Cable
Television Systems
Segment                              -              -         600,000
Income/(Loss) from
discontinued operations         81,799      9,471,059     (9,826,057)

(Continued on the following page.)





                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                   CONSOLIDATED INCOME STATEMENTS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                             (continued)

                                1996           1995           1994

Net Income/(Loss) Before
Extraordinary Item          21,515,257      7,200,598    (12,927,671)

Extraordinary Item                    -              -     130,330,596

NET INCOME                  $21,515,257    $ 7,200,598    $117,402,925

Per Unit of Limited
Partnership Interest:

Income/(Loss) from
Partnership operations     $    189.21   $    (20.04)   $     (27.38)

Income/(Loss) from
discontinued operations            .72              -         (92.04)

Gain on sale of
discontinued operations              -          83.61            5.30

Extraordinary Item                    -              -       1,150.52

NET INCOME                  $    189.93    $     63.57     $  1,036.40

Number of Units               112,147.1      112,147.1       112,147.1



See Notes to Consolidated Financial Statements.






                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                               1996           1995           1994
Cash flows from operating
activities:

Net Income                 $ 21,515,257    $ 7,200,598   $ 117,402,925


Adjustments to reconcile
 net income to net
 cash provided by/(used
 in) operating
activities:

  Gain on Sale of
   Discontinued
Television
   and Radio Station                  -    (9,471,059)               -
   Segment

  Gain on Sale of
   Western Wireless
   Corporation stock       (22,843,249)               -             -

  Gain on Sale of
   Discontinued
   Cable Television
   Systems Segment                    -              -       (600,000)

  Amortization                        -              -         297,954

  Extraordinary Item                  -              -   (130,330,596)





(Continued on the following page.)








                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                             (continued)

                                1996           1995          1994

Changes in operating
 assets and liabilities:

  Accounts payable and
   accrued liabilities           120,309       820,684        (47,887)

  Other assets                    83,137       450,547       (529,959)

  Management fee payable       2,144,597               -            -

Changes in Net
 Liabilities of
 Discontinued Operations:

   Cable Television
   Systems Segment                     -             -       7,875,016

   Production Segment           (81,799)             -          37,436

   Television and Radio
     Station Segment                   -             -       4,763,952

Net cash provided
 by/(used in) operating
 activities                      938,252   (  999,230)     (1,131,159)




(Continued on the following page.)







                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                             (continued)

                                1996          1995           1994


Cash flows from investing
 activities:

Net purchase of property,
 plant and equipment                  -             -     (1,147,149)

Net proceeds from sale of
 Maryland Cable                       -             -      9,771,952

Net proceeds from sale of
 radio station WMXN-FM                -     3,334,013               -

Net proceeds from
 sale of Western Wireless
 Corporation stock           24,147,088             -               -

Net cash provided by
 investing activities        24,147,088     3,334,013       8,624,803





(Continued on the following page.)



                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                             (continued)

                              1996           1995           1994
Cash flows from financing
 activities:

Principal payments on
 bank loans                           -              -       (20,465)

Cash distributions         (24,241,877)    (2,945,275)    (9,062,384)

Net cash used in
 financing activities      (24,241,877)    (2,945,275)    (9,082,849)

Net increase/(decrease)
 in cash and cash
 equivalents                    843,463      (610,492)    (1,589,205)

Cash and cash equiva-
 lents at beginning
 of period                    1,539,981      2,150,473      3,739,678

Cash and cash equiva-
 lents at end of period    $  2,383,444    $ 1,539,981    $ 2,150,473

Interest paid              $  1,269,914    $ 3,138,731    $ 3,424,172


Supplemental Disclosure:



Effective February 21, 1995, the Partnership sold the assets of radio station WMXN-FM.



Effective September 15, 1995, the Partnership sold all of the capital stock of Avant Development Corporation.



Effective May 29, 1996, the Partnership sold all of its stock of

Western Wireless Corporation



Effective May 31, 1996, the Partnership sold all its remaining interests in films and other projects developed by Paradigm.





See Notes to Consolidated Financial Statements.





                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/(DEFICIT)
             FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                         General         Limited
                         Partner        Partners         Total
1994:

Partners' Deficit as
of January 1, 1994     $ (1,093,073) $(110,263,473)  $(111,356,546)

Net Income                 1,174,029    116,228,896     117,402,925

Cash Distribution           (90,624)    (8,971,760)     (9,062,384)

Partners' Deficit
as of December 31,
1994                         (9,668)    (3,006,337)     (3,016,005)

1995:

Net Income                    72,006      7,128,592       7,200,598

Cash Distribution           (29,453)    (2,915,822)     (2,945,275)

Partners' Capital
as of December 31,
1995                          32,885      1,206,433       1,239,318

1996:

Net Income                   215,153     21,300,104      21,515,257

Cash Distribution          (242,419)   (23,999,458)    (24,241,877)

Partners'
Capital/(Deficit)
as of December 31,
1996                    $      5,619  $ (1,492,921)  $  (1,487,302)

See Notes to Consolidated Financial Statements.

               ML MEDIA OPPORTUNITY PARTNERS, L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1996





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



As of December 31, 1996, the Partnership's investments consisted of (See Note 2):



    a 51.005% ownership of TCS Television Partners, L.P.

    ("TCS"), which owns (i) 20% of the outstanding common stock of Fabri Development Corporation ("Fabri"), which in turn

    owns and operates two network affiliated television stations serving Terre Haute, Indiana and St. Joseph, Missouri and

    (ii) 100% of the outstanding common stock of TCS Television,

    Inc. ("TCS Inc."), which in turn owns the 80% of the

    outstanding common stock of Fabri not owned by TCS; and



    a 13.8% ownership of MV Technology Limited ("MVT"), a United

    Kingdom corporation whose sole purpose is to manage its sole asset, a 10% interest in Teletext ("Teletext"), giving the

    Partnership an indirect 1.38% interest in Teletext, a United

    Kingdom corporation organized to acquire United Kingdom

    franchise rights to provide data in text form to television viewers via television broadcast sidebands.



Reclassifications



Certain reclassifications were made to the 1995 financial

statements to conform with the current period's presentation.



Basis of Accounting and Fiscal Year



The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.  Media

Ventures Investments, LTD. and MVT are accounted for on the cost method of accounting.  In addition, prior to its disposition,

General Cellular Corporation ("GCC")/Western Wireless Corporation

("WWC") was also accounted for on the cost method of accounting.

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



     Franchise                life of the franchise
     Other Intangibles        various
     Deferred Charges         3-10 years


The excess of cost over fair value of net assets acquired

("Goodwill") in business combinations consummated since inception of the Partnership were amortized to expense over twenty through forty years using the straight-line method.



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



Discontinued operations include management's best estimates of the amounts expected to be realized on the sales of its

television and radio station segment.  While the estimates are based on an analysis of the facilities, there have been limited recent sales of comparable properties to consider in preparing such valuations.  The amounts the Partnership will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued

operations.



Income Taxes



The Partnership accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income

Taxes" ("SFAS No. 109").  No provision for income taxes has been made for the Partnership because all income and losses are

allocated to the partners for inclusion in their respective tax returns.  However, the Partnership owns certain entities which are consolidated in the accompanying financial statements which are taxable entities.



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

Note 7).



Cash Equivalents



Short-term investments which have an original maturity of ninety days or less are considered cash equivalents.



2.   Liquidity and Summary of Investment Status



TCS continues to be in default on payments and covenants under its note agreements as of December 31, 1996.  TCS failed to make scheduled principal payments during 1995 and 1996 and expects to default on the majority of its scheduled principal payments under its note agreements during 1997.



As of December 31, 1996 and 1995, the Partnership had $2,383,444

and $1,539,981, respectively, in cash and cash equivalents.



The Partnership has no contractual commitment to advance funds to any of its investments, other than its obligations relating to its former investments in IMPLP/IMPI and Intelidata, Paradigm and

Windsor, which in the aggregate is approximately $1.4 million

(see below).



Although no assurance can be made concerning the precise timing of the ultimate disposition of the Partnership's remaining media properties, the Partnership will continue to sell or otherwise dispose of its remaining investments in such properties

Registrant anticipates that such ultimate disposition will occur in 1997.  The status of all of the Partnership's investments is discussed in more detail below.



TCS Television Partners, L.P.



On January 17, 1990, the Partnership entered into a limited

partnership agreement with Riverdale Media Corporation

("Riverdale"), forming TCS.  The agreement was subsequently

amended to include Commonwealth Capital Partners, L.P.

("Commonwealth"), which is not affiliated with the Partnership,

as a limited partner.  Initially, Riverdale was the general

partner of TCS, and owned 20.01% of the entity.  The Partnership and Commonwealth were limited partners owning 41% and 38.99%,

respectively.  Riverdale contracted with ML Media Opportunity

Consulting Partners, a wholly-owned subsidiary of the

Partnership, to provide management services for TCS.



On June 19, 1990, TCS completed its acquisition of three network affiliated television stations; WRBL-TV, the CBS affiliate

serving Columbus, Georgia; WTWO-TV, the NBC affiliate serving

Terre Haute, Indiana; and KQTV-TV, the ABC affiliate serving St.

Joseph, Missouri (the "TCS Stations").



The purchase price of $49 million, a non-compete payment of $7 million, and starting working capital and closing costs of

approximately $5 million were funded by the sale by TCS of senior notes totaling $35 million and subordinated notes totaling $10 million, and equity contributions of $16 million, of which

approximately $8.15 was contributed by the Partnership.  The

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

television stations.



Concurrently the equity partners in TCS agreed to seek regulatory approval to alter the ownership structure of the company.  On

March 26, 1993, the Partnership was granted such approval by the

FCC.  As a result, on March 26, 1993, the Partnership and

Commonwealth purchased the 20.01% ownership interest held by

Riverdale.  On March 26, 1993, a wholly-owned subsidiary of the

Partnership, TCS Management Corporation became the new sole

general partner of TCS and the Partnership's total ownership interest in TCS increased from 41% to 51.005% (1% of which is the general partner interest).  The Partnership utilized

approximately $170,000 of its working capital reserve to acquire the additional 10.005% interest.



While TCS remains in default, the note holders have the option to exercise their rights under the notes, which rights include the ability to foreclose on the stock of Fabri, but not the other assets of the Partnerships.  TCS entered into an agreement (the

"Sub-Debt Proceeds Sharing Agreement") dated September 17, 1996,

with the holders of its subordinated debt under which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of such TCS stations in accordance with a formula set forth in such agreement.  The Sub-Debt Proceeds Sharing Agreement is conditioned on TCS entering into a definitive agreement to sell the stations by December 31, 1996, and closing the sale promptly after FCC approval.



On December 30, 1996, TCS and TCS Inc. entered into a Stock

Purchase Agreement (the "Stock Purchase Agreement") with Nexstar

Broadcasting Group, L.L.C ("Nexstar") to sell all of the

outstanding shares of their jointly owned subsidiary, Fabri,

which owns and operates two television stations, WTWO-TV in Terre

Haute, Indiana and KQTV-TV in St. Joseph, Missouri.  The agreed upon base purchase price for Fabri is $31,800,000 and is subject to certain adjustments, including an adjustment relating to the working capital of Fabri and to the establishment of escrow

accounts, as provided in the Stock Purchase Agreement.  The net proceeds generated from the sale of Fabri, after payment of the expenses and liabilities relating to the sale, will be applied,

pursuant to the provisions set forth in the Sub-Debt Proceeds

Sharing Agreement, to repay the existing indebtedness of TCS,

including indebtedness to its affiliates, with the remainder, if any, to be distributed to the partners of TCS.  There is no

guarantee that the Partnership will recover more than a small portion of its initial investment in TCS.



Consummation of the sale of Fabri pursuant to the terms of the

Stock Purchase Agreement is subject to the satisfaction of

certain conditions, including obtaining the approval from the FCC to transfer control of the FCC licenses.  On February 21, 1997,

the FCC granted consent to the transfer of control of Fabri from

TCS Inc. to Nexstar.  The FCC has until April 2, 1997, to

reconsider the transfer on its own motion, after which the

transfer of control will no longer be subject to reconsideration or appeal.  Furthermore, if the sale is not consummated by

September 30, 1997, both parties become vested with the right to terminate the Stock Purchase Agreement.



On September 15, 1995, TCS Inc. completed the sale to The Spartan

Radiocasting Company ("Spartan") of all of the outstanding

capital stock of Avant Development Corporation ("Avant"), a 100%

owned corporate subsidiary of TCS Inc., which owns WRBL-TV, for a net sales price of $22.7 million.  From the proceeds of the sale,

a reserve of approximately $1.4 million was established to cover certain expenses and liabilities relating to the sale and

$1,250,000 was deposited into an indemnity escrow account to secure TCS Inc.'s indemnification obligations to Spartan for taxes and other liabilities.  In addition, approximately $18.9 million was applied to repay a portion of TCS' total indebtedness of approximately $43 million as of December 31, 1994, which was secured by a pledge of the shares of Fabri, and approximately

$1.1 million in closing costs.  The Partnership recognized a gain, for financial reporting purposes, on the sale of Avant of approximately $17.6 million, partially offset by a reserve for estimated losses on such future sale of the remaining television stations of TCS of approximately $9.9 million (see Note 3).

During 1997, $1 million plus accrued interest of approximately

$74,000 was returned to TCS from the indemnity escrow related to the sale of Avant.  Registrant expects that these amounts will be used to pay down indebtedness of TCS.



Refer to Note 4 for further information regarding TCS's debt.



Investments and EMP, Ltd. and MVT



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

30, 1998.  During 1995, the Partnership received approximately

$108,000 in dividends from MVT.  In January, 1996, EMP, Ltd.

exercised its right to require the Partnership to sell its

interest in MVT to EMP, Ltd. and notified the Partnership of its intention to acquire the Partnership's interest.  The Partnership is currently negotiating the terms of such sale.  During 1996,

the Partnership received approximately $87,000 in dividends from

MVT.  It is likely that the Partnership will not recover more than a nominal portion of its $2.0 million investment in

Investments either form Investments or from MVT.



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

Maryland Cable systems.  The Partnership recognized a gain for financial reporting purposes on the disposition of Maryland Cable of approximately $130 million in 1994.  Such gain resulted

primarily from forgiveness of debt at the subsidiary level and is classified as an extraordinary gain on the Partnership's

Consolidated Income Statements.



Included in this gain is approximately $450,000 of management fees which the Partnership was entitled to receive for managing the Maryland Cable Systems from January 1, 1994 through September

30, 1994.  The Partnership received this amount plus an

additional management fee of $128,212 during 1995.



Sale of Windsor



On May 18, 1994, the Partnership sold the assets of its cable television systems in North Carolina (the "Windsor Systems") to

Tar River Communications Inc. ("Tar River") for $3,443,200,

subject to post-closing adjustments.  At closing, the Partnership repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the Windsor Note.

In addition, as required by the Asset Purchase Agreement with Tar

River, at closing, $342,160 (the "Escrowed Monies") was placed into two separate escrow accounts to cover the potential costs of improving pole attachments and other possible post-closing

expenses.  The remaining $1,050,982 in sales proceeds was applied or reserved to pay closing costs of the transaction and certain pre-closing liabilities to third parties, of which the balance as of December 31, 1996 is approximately $1,012,000.



On August 29, 1996, approximately $190,000 was received by the

Partnership as final settlement for post-closing adjustments related to the sale of the Windsor Systems to Multimedia

Cablevision.  As of December 31, 1996, Escrowed Monies of

approximately $279,000 plus approximately $34,000 of interest was received by the Partnership in full settlement of the post-

closing expense escrow. In addition, Escrowed Monies of

approximately $63,000 plus approximately $8,000 of interest was distributed to Multimedia Cablevision in full settlement of the pole attachment escrow.



The Partnership recognized a gain of $600,000 for financial

reporting purposes in 1994 on the sale of the Windsor Systems and a gain of approximately $469,000 in 1996 for settlement of

escrows and other post-closing adjustments.



Sale of WMXN-FM



On February 21, 1995, US Radio of Norfolk, Inc. purchased WMXN-FM for approximately $3.5 million.  Following payment of a

transaction fee to a third party unaffiliated with the

Partnership and/or its affiliates, approximately $3.3 million was remitted to the Partnership.  The Partnership recognized a gain of $1.7 million for financial reporting purposes in 1995 on the sale of WMXN-FM.  In addition, during 1995 and 1996,

approximately $400,000 and $66,000, respectively, was collected on receivables by the Partnership from WMXN-FM.



Disposition of WWC



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

1,090,162 shares, after payment of underwriter's commission in connection with the sale.  The Partnership recognized a gain of approximately $22.8 million on the sale of its WWC stock.



On July 29, 1996, the Partnership made a cash distribution to limited partners of record on May 31, 1996, of $214 per $1,000 limited partnership unit ("Unit") totaling $23,999,458 and

$242,419 to the General Partner of net distributable sale

proceeds from the sale of its stock of WWC and the remaining interests in films and other projects developed by Paradigm

Entertainment, L.P. ("Paradigm") (see below).



Disposition of IMPLP/IMP and Intelidata



Effective July 1, 1993, the Partnership entered into three

transactions to sell the business and assets of International

Media Publishing, L.P. ("IMPLP") and its wholly owned subsidiary

Intelidata Media Publishing Inc. ("IMPI") and Intelidata Limited

("Intelidata").  In two separate transactions, the Partnership sold the entire business and substantially all of the assets of

IMPLP/IMPI and a portion of the business and assets of Intelidata to Phillips Business Information, Inc. ("PBI") for future

consideration based on the revenues of IMPLP/IMPI and the portion of the Intelidata business acquired by PBI.  At closing, PBI made advances of $100,000 and $150,000 to IMPLP/IMPI and Intelidata,

respectively, which advances would be recoverable by PBI from any future consideration payable by PBI to the Partnership.  In

addition, PBI agreed to assume certain liabilities of IMPLP/IMPI and Intelidata.



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

Romtec.  In addition, certain liabilities of Intelidata were assumed by Romtec.



Subsequent to the sale of the businesses, the Partnership

advanced net additional funds totaling approximately $130,000 through December 31, 1996 to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors.  The Partnership anticipates that it will make

additional such advances to IMPLP/IMPI and Intelidata during

1997.  The total of any Partnership obligations to fund such advances, including certain contractual obligations, is not

currently anticipated to exceed the amount of the writedown of

$364,000.  These contractual obligations are reflected in the liability section of the Partnership's Consolidated Balance Sheet as of December 31, 1996.  It is unlikely that the Partnership will recover any portion of its investment in

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



During 1996, the Partnership received $135,000 from the sale of the remaining interests in the films and other projects developed by Paradigm.  The Partnership recognized a gain for financial reporting purposes of $135,000 on the sale of these films and other projects in 1996, offset by operational losses of $53,201 recognized during 1996.  Although the Partnership is no longer advancing funds for continuing operations and Paradigm has no operating assets, the Partnership may be liable for certain

liabilities of Paradigm.  These liabilities are reflected in net liabilities of the discontinued operations of the Production

Segment on the Consolidated Balance Sheet as of December 31,

1996.





3.   DISCONTINUED OPERATIONS



Cable Television Systems Segment



Due to the disposition of Windsor and Maryland Cable in 1994,

discussed in Note 2, the Partnership has presented its Cable

Television Systems Segment (comprised of Maryland Cable and

Windsor) as discontinued operations.



Summarized results of the discontinued operations of the Cable

Television Systems Segment on the Consolidated Income Statement

for the year ended December 31, 1994 are as follows:






Operating Revenues                               $10,730,711

Less: Operating Expenses                           9,750,040

Operating Income                                     980,671

Interest Expense                                 (7,765,653)

Loss from discontinued operations               $(6,784,982)





Any losses incurred by this segment subsequent to March 31, 1994 have been offset against the gain on disposition for the year ended December 31, 1994.  In addition, the Partnership recorded a gain of $600,000 on the sale of Windsor for financial reporting purposes during 1994.



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





                                 As of             As of
                              December 31,      December 31,
                                    1996              1995

Cash                           $   65,082         $  57,131

Accounts payable and accrued
liabilities                     (123,994)         (197,842)

Net liabilities of
discontinued operations       $  (58,912)        $(140,711)



The Partnership recorded a gain $135,000 on the sale of films and other projects owned by Paradigm offset by operational losses of

$53,201 (see Note 2).



Summarized results of the discontinued operations of the

Production Segment on the Consolidated Income Statements are as

follows:







                             For the Year    For the Year
                                Ended            Ended
                             December 31,    December 31,
                                   1996            1994
Operating Revenues               $158,468         $  4,039

Less: Operating Expenses           59,956           67,997

Operating Income/(Loss)            98,512         (63,958)

Minority Interest                (16,713)           26,522

Income/(Loss) from
discontinued operations         $ 81,799        $(37,436)



Television and Radio Station Segment



Due to the Partnership's decision to dispose of its interest in its television and radio stations, the Partnership has presented its Television and Radio Station Segment as discontinued

operations.  The Partnership sold two of its stations in 1995 and has entered into an agreement to sell the remaining two stations in 1997 (See Note 2).



The net liabilities of discontinued operations of the Television and Radio Station Segment on the Consolidated Balance Sheets are

comprised of the following:







                                 As of             As of
                              December 31,      December 31,
                                    1996              1995

Property, plant and
equipment, net                 $  2,856,611      $  3,277,806

Intangible assets, net            27,791,054        32,939,937

Other assets                       8,493,912         6,801,971

Borrowings (See Note 4)         (22,106,254)      (24,045,943)

Other liabilities               (17,035,323)      (18,973,771)

Net liabilities of
discontinued operations        $          0      $          0





Included in net liabilities of discontinued operations is the reserve established for expected losses on the disposition of the remaining stations comprising the Television and Radio Station

Segment (inclusive of expected operating losses through the date of disposal) (see Note 2).

Summarized results of the discontinued operations of the

Television and Radio Station Segment on the Consolidated Income

Statement for the year ended December 31, 1994 is as follows:





Operating Revenues                   $14,361,993

Less: Operating Expenses
                                     12,743,603

Operating Income                       1,618,390

Interest Expense                     (5,222,029)

Loss from discontinued operations   $(3,603,639)


The Partnership recorded a gain of $1,684,328 on the sale of WMXN-

FM during the first quarter of 1995 (see Note 2).  In addition,

the Partnership recognized a gain, for financial reporting

purposes, on the sale of Avant of approximately $17.7 million,

offset by a reserve for estimated losses on the sale of the

remaining television stations of TCS for approximately $9.9

million.  During 1996, the remaining operations of TCS generated operating revenues of $10,011,810, offset by $16,281,227 in

operating and other expenses, including a writedown of intangible assets, resulting in a net operating loss of $6,269,417, which is included in the reserve calculation mentioned above.

4.   BORROWINGS



The aggregate amount of borrowings reflected on the Consolidated

Balance Sheets of the Partnership (included in the net

liabilities of discontinued operations of the Television and

Radio Station Segment) is as follows:



                                      As of            As of
                                  December 31,    December 31,
                                        1996            1995
 Senior Secured Notes-TCS         $ 10,779,450     $ 12,719,139
 Senior Secured Subordinated
   Notes-TCS                        11,326,804       11,326,804

                                   $ 22,106,254     $ 24,045,943


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

Fee Notes"), which was repaid in full in 1995.



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



On November 30, 1995, TCS failed to make a principal payment of

$299,450.  In February 1996, the principal payment was made along with another payment due of $410,060.  In addition, during 1996,

TCS paid down principal of $1,230,179.  In total, during 1996,

TCS paid down $1,939,689 of principal on secured borrowings.  As of December 31, 1996, TCS failed to make principal payments of

$1,160,000 on the Subordinated Notes.  Thus, TCS is in default of certain covenants under its note agreements (see Note 2).  As of

December 31, 1996, the aggregate amounts of principal payments required for the borrowings of TCS are $22,106,254.  In addition,

TCS has accrued interest of $7,646,326 as of December 31, 1996.



In February, 1997, TCS made a scheduled principal payment of

$410,000 on the Senior Secured Notes.  As of March 15, 1997, TCS

had defaulted on $290,000 on the Subordinated Notes.



5.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES



During the three years ended December 31, 1996 the Partnership incurred the following expenses in connection with services

provided by the General Partner and its affiliates (see Note 9):



                             For the Year  For the Year For the Year
                                Ended         Ended         Ended
                             December 31,  December 31, December 31,
                                   1996          1995         1994
Media Opportunity Management
 Partners (General
 Partner):

Partnership Management Fee    $  913,253     $  884,080   $  860,836
Property Management Fee        1,231,344     1,499,986      2,105,031

                              $2,144,597    $2,384,066     $2,965,867


The 1996 management fees are recorded as management fee payable in the Consolidated Balance Sheet as of December 31, 1996.



The Partnership, through Maryland Cable, entered into an

agreement with MultiVision, an affiliate of the General Partner,

whereby MultiVision provided Maryland Cable (through its sale in

1994) with certain administrative services.  The reimbursed cost to the Maryland Cable for these services amounted to $848,067 for the year ended December 31, 1994.  These costs do not include programming costs that were charged under a cost allocation

agreement.  In addition, in 1994 MultiVision Cable TV Corp.

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



6.   FAIR VALUE OF FINANCIAL INSTRUMENTS



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

Borrowings

As of December 31, 1996 and 1995, due to the uncertainty of the Partnership's ability to meet its obligations under the TCS notes and the uncertainty relating to the ultimate outcome of the Partnership's efforts to sell the TCS television stations, it was not practical to estimate the fair value of the TCS debt obligations (included in net liabilities of discontinued operations in the accompanying Consolidated Balance Sheets).

7.   ACCOUNTING FOR INCOME TAXES

Certain entities owned by the Partnership are taxable entities and thus are required under SFAS No. 109 to recognize deferred income taxes. The components of the net deferred tax asset (included in the net liabilities of discontinued operations in the accompanying Consolidated Balance Sheets) are as follows:

                                      As of           As of
                                  December 31,    December 31,
                                         1996            1995
Deferred tax assets:
Net operating loss carryforward
                                   $ 1,267,827      $  952,000
Allowance for doubtful accounts
                                        52,848            43,860
                                     1,320,675         995,860
Deferred tax liabilities:
Basis of property, plant and
equipment                            (530,047)       (619,037)

Total                                  790,628         376,823
Less: valuation allowance            (790,628)       (376,823)
Net deferred tax asset             $         0      $        0


There is no provision for income taxes required for each of the three years ended December 31, 1996. The change in the net deferred tax asset for the year ended December 31, 1996 of approximately $414,000 relates primarily to additional net operating loss carryforwards and was fully offset by a corresponding increase in the valuation allowance.

As of December 31, 1996, the taxable entities have available net operating loss carryforwards of approximately $3.7 million which may be applied against future taxable income of such entities. Such net operating loss carryforwards expire at various dates from 2008 through 2011.

For the Partnership, the differences between the tax bases of assets and liabilities and the reported amounts are as follows:

                                          As of           As of
                                      December 31,    December 31,
                                            1996            1995
Partners' Capital/(Deficit) -
 financial statements                 $(1,487,302)     $ 1,239,318
 Differences:
 Offering expenses                      11,346,156      11,346,156
Basis of property, plant and equipment
 and intangible assets
                                         4,206,605       4,206,605
Unrealized loss on common stock
 investment                                      -      15,000,000
Cumulative (income) losses of stock
 investments (corporations)              2,032,195       4,711,797
 Management fees                         4,176,677       4,176,677
 Other                                   7,110,273       3,387,604

Partners' Capital - income tax basis
                                       $27,384,604     $44,068,157


8.   MINORITY INTEREST

The Partnership's Consolidated Financial Statements include 100% of the assets, liabilities and results of operations of Paradigm and its affiliate, BBAD. The Partnership's net income decreased by approximately $17,000 and the net loss was decreased by approximately $27,000 for the years ended December 31, 1996 and 1994, respectively as a result of the minority interest in BBAD. Minority interest is presented along with the discontinued operations of the Production segment of the Consolidated Financial Statements.


9.   Subsequent Events

On March 27, 1997, the Partnership received a voluntary cash payment of $23,671,989 (the "Cash Payment") from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), an affiliate of the General Partner, for distribution to limited partners. The Cash Payment will be reflected in the Partnership's 1997 first quarter financial statements as a capital contribution and a distribution payable to limited partners. On April 2, 1997, the Partnership intends to make a distribution to the limited partners of record as of March 24, 1997 of $211.08 per Unit, or $23,671,989.

The General Partner has executed an amendment dated March 24, 1997 to the Partnership Agreement which provides for the distribution of the Cash Payment solely to the limited partners and the termination of the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods.




Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.

                            Part III.

Item 10.  Directors and Executive Officers of the Registrant

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

Kevin K. Albert              2/19/91         President
                             6/22/87         Director

Robert F. Aufenanger         2/02/93         Executive Vice President
                             3/28/88         Director

Michael E. Lurie             8/10/95         Vice President
                             8/11/95         Director

Steven N. Baumgarten         3/07/94         Vice President

David G. Cohen               8/11/95         Vice President

Diane T. Herte               8/11/95         Treasurer


(1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.
I. Martin Pompadur, 61, Director and President of RP Opportunity Management, L.P. Mr. Pompadur is also the Chairman and Chief Executive Officer of GP Station Partners which is the General Partner of Television Station Partners, L.P., a private limited partnership that owned and operated four network affiliated television stations. These stations were sold in January 1996 and this partnership is currently in its liquidation phase. Mr. Pompadur is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owns and operates WBRE-TV, a network affiliated station in Wilkes-Barre/Scranton, Pennsylvania. Mr. Pompadur is also the President and a Director of RP Media Management ("RPMM"), a joint venture which is a partner in Media Management Partners ("MMP"), an affiliate of the General Partner and the general partner of ML Media Partners, L.P., which presently owns cable television systems and several radio stations. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator ("MSO") organized in January 1988 and owned principally by Mr. Pompadur and the estate of Elton H. Rule to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States.

Elizabeth McNey Yates, 33, Executive Vice President of RP Opportunity Management, L.P., joined RP Companies Inc., an entity controlled by Mr. Pompadur, in April 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc., Executive Vice President of RPMM, Chief Operating Officer and Executive Vice President of RP Radio Management Inc. and is the President and Chief Operating Officer of MultiVision.

Kevin K. Albert, 44, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of MLOM and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of MLOM and the managing general partner of the general partners of Delphi Film Associates IV, V and ML Delphi Premier Partners, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLOM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLOM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLOM and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II") and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLOM and the general partner of the General Partner of ML Technology Ventures, L.P.; Mr. Albert also serves as an independent general partner of Venture II.

Robert F. Aufenanger, 43, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment, real estate and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp. and Merrill Lynch, Hubbard Inc., affiliates of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of ML Media, MLH Real Estate Inc., an affiliate of MLOM and the general partner of the Associate General Partner of ML/EQ Real Estate Portfolio, L.P., MLH Property Managers Inc., an affiliate of MLOM and the Managing General Partner of MLH Income Realty Partnership VI, ML Film, ML Venture, ML R&D, ML Mezzanine and ML Mezzanine II.

Michael E. Lurie, 53, a First Vice President of Merrill Lynch & Co. Corporate Credit and the Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Prior to his present position, Mr. Lurie was the Director of Debt and Equity Markets Credit responsible for the global allocation of credit limits and the approval and structuring of specific transactions relating to debt and equity products. Mr. Lurie also served as Chairman of the Merrill Lynch International Bank Credit Committee. Mr. Lurie is also a director of ML Media, ML Film, ML Venture, ML R&D and MLH Real Estate Inc.

Steven N. Baumgarten, 41, a Vice President of Merrill Lynch & Co. Corporate Credit joined Merrill Lynch in 1986. Mr. Baumgarten shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.
Mr. Baumgarten is also a director of ML Film.

David G. Cohen, 34, a Vice President of Merrill Lynch & Co. Corporate Credit joined Merrill Lynch in 1987. Mr. Cohen shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

Diane T. Herte, 36, a Vice President of Merrill Lynch & Co. Investment Banking Group since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of Merrill Lynch are the general partner.

Mr. Pompadur and Ms. Yates were each executive officers of Maryland Cable Corp. and Maryland Cable Holdings Corp. at and during the two years prior to the filing by both companies on March 10, 1994 of a consolidated plan of reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. For more information regarding such filings, refer to "Item 1. Business -- Maryland Cable Corp.".

Mr. Aufenanger is an executive officer of Mid-Miami Diagnostics Inc. ("Mid-Miami Inc."). On October 28, 1994 both Mid-Miami Inc. and Mid-Miami Diagnostics, L.P. filed voluntary petitions for protection from creditors under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

An Investment Committee of Registrant was established to have the responsibility and authority for developing, in conjunction with the Management Company, diversification objectives for the investments to be made by Registrant, for reviewing and approving each investment proposed by the Management Company for Registrant and for evaluating and approving dispositions of investments of Registrant. The Investment Committee will also establish reserves for Registrant for such purposes and in such amounts as it deems appropriate. A simple majority vote shall be required for any proposed investment or disposition. The Investment Committee also has the responsibility and authority for monitoring the management of the investments of Registrant by the Management Company.

The current members of the Investment Committee are as follows:

       RPMM Representative  MLMM Representatives

       I. Martin Pompadur   Kevin K. Albert
                            Robert F. Aufenanger
Item 11.  Executive Compensation.

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 5 to the Financial Statements included in Item 8 hereof, however, for amounts paid by Registrant to the General Partner and its affiliates for the three years ended December 31, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

As of March 20, 1997, no person was known by the Registrant to be the beneficial owner of more than 5 percent of the Units.

To the knowledge of the General Partner, as of February 1, 1997, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch
& Co., Inc.

RP Opportunity Management, L.P. ("RPOM") is organized as a limited partnership, the general partners of which are EHR Opportunity Management, Inc., and IMP Opportunity Management, Inc. IMP Opportunity Management, Inc. is wholly-owned by Mr. I. Martin Pompadur and EHR Opportunity Management, Inc. is wholly-owned by The Rule Trust.

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

3.3    Amendment No. 1 to Amended and
Restated Agreement of Limited
Partnership

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

10.46  Agreement dated as of             Exhibit 10.01 to Quarterly
September 17, 1996, between TCS   Report on Form 10-Q
and CIGNA Investments Inc.        for the quarter ended
                                  September 30, 1996
                                  (File No. 0-16690)
10.47  Stock purchase agreement dated    Exhibit 10.1 to Registrant's
December 30, 1996 among TCS       Form 8-K Report dated
Television Partners, L.P.,  TCS   December 30, 1996
Television, Inc., Fabri           (File No. 0-16690)
Development Corporation and
Nexstar Broadcasting Group,
L.L.C.

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

99.3   Registrant's Proposed Letter to
Limited Partners dated April 2,
1997

99.4   Merrill Lynch, Pierce,
       Fenner & Smith
       Incorporated's Proposed
       Letter to Limited
       Partners dated April 2,
       1997





(b)    Reports on Form 8-K.

On January 28, 1997, Registrant filed with the Securities and Exchange Commission a Current Report on Form 8-K dated December 30, 1996. This current report contained details regarding TCS and TCS Inc.'s agreement to sell two television stations to Nexstar Broadcasting Group L.L.C.

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


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                       By: Media Opportunity Management Partners
                           General Partner

                       By: ML Opportunity Management Inc.


Dated: March 27, 1997  /s/ Kevin K. Albert
                           Kevin K. Albert
                           Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP OPPORTUNITY MANAGEMENT, L.P.

                       By: IMP Opportunity Management Inc.
                           a general partner


        Signature                    Title                Date

 /s/ I. Martin Pompadur     Director and             March 27, 1997
    (I. Martin Pompadur)    President(principal
                            executive officer of
                            the Registrant)


 /s/Elizabeth McNey Yates   Executive Vice           March 27, 1997
   (Elizabeth McNey Yates)  President


ML OPPORTUNITY MANAGEMENT INC. ("MLOM")


        Signature                   Title               Date

                            Each with respect to
                            MLOM unless otherwise
                            noted)

 /s/ Kevin K. Albert        Director and           March 27, 1997
    (Kevin K. Albert)       President

 /s/ Robert F. Aufenanger   Director and           March 27, 1997
    (Robert F. Aufenanger)  Executive Vice
                            President

 /s/ Michael E. Lurie       Director and Vice      March 27, 1997
    (Michael E. Lurie)      President

 /s/ Diane T. Herte         Treasurer              March 27, 1997
    (Diane T. Herte)        (principal accounting
                            officer and principal
                            financial officer of
                            the Registrant)