Form 10-Q
period 1997-03-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1997-05-15
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended
                          March 31,1997

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

               ML Media Opportunity Partners, L.P.

                 Part I - Financial Information.


             Item 1.   Financial Statements.

               TABLE OF CONTENTS.



Consolidated Balance Sheets as of March 31, 1997
(Unaudited) and December 31, 1996 (Unaudited)

Consolidated Statements of Operations for the three months ended March 31, 1997 (Unaudited) and March 31, 1996 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 1997 (Unaudited) and March 31, 1996 (Unaudited)

Consolidated Statement of Changes in Partners'
Capital/(Deficit) for the three months ended
March 31, 1997 (Unaudited)

Notes to Consolidated Financial Statements for the three months ended March 31, 1997
(Unaudited)


              ML MEDIA OPPORTUNITY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997 (UNAUDITED) AND
                 DECEMBER 31, 1996 (UNAUDITED)

                                     March 31,     December 31,
                                         1997            1996
ASSETS:
Cash and cash equivalents            $ 26,157,118    $ 2,383,444
Interest receivable                        15,670          4,217

TOTAL ASSETS                         $ 26,172,788    $ 2,387,661

LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT):
Liabilities:
Distribution payable          2       $ 23,671,989       $      -
Accounts payable and
accrued liabilities                     1,684,404      1,671,454
Management fee payable       2                  -      2,144,597
Net Liabilities of
Discontinued Operations:
                             4
Production Segment                          58,912         58,912
Television and Radio
Station Segment                                 -              -
Total Liabilities                      25,415,305      3,874,963

Commitments and
contingencies                3




(Continued on the following page.)

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
   CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997 (UNAUDITED)
                AND DECEMBER 31, 1996 (UNAUDITED)
                           (continued)

                                       March 31,     December 31,
                                            1997           1996
Partners' Capital/(Deficit):

General Partner:
Capital contributions, net of
offering expenses                        1,019,428      1,019,428
Additional capital                                              -
contributions                    2      26,393,357
Transfer from General Partner
to Limited partners              2    (26,366,143)              -
Cash distributions                       (362,496)      (362,496)
Cumulative loss                          (656,079)      (651,313)
                                            28,067          5,619
Limited partners:
Capital contributions, net of
offering expenses (112,147.1
Units of Limited Partnership
Interest)                              100,914,316    100,914,316
Transfer from General Partner
to Limited partners              2      26,366,143              -
Tax allowance cash distribution
                                       (2,040,121)    (2,040,121)
Other cash distributions
(including accrued distribution
of $23,671,989 as of March 31,
1997)                            2    (59,559,029)   (35,887,040)
Cumulative loss                       (64,951,893)   (64,480,076)
                                           729,416    (1,492,921)
Total Partners' Capital/(Deficit)          757,483    (1,487,302)
TOTAL LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT)                     $ 26,172,788   $  2,387,661

See Notes to Consolidated Financial Statements (Unaudited).



                ML MEDIA OPPORTUNITY PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED
                     MARCH 31, 1997 (UNAUDITED)
                   AND MARCH 31, 1996 (UNAUDITED)

                                         March 31,      March 31,
                                             1997           1996

Interest income                           $   32,107     $    7,489

Partnership Operating Expenses:

General and administrative                    4,919         14,029

Services provided by the General
Partner                             2       503,771              -

                                             508,690         14,029

NET LOSS                                 $ (476,583)    $   (6,540)

Per Unit of Limited Partnership
Interest:

NET LOSS                                $    (4.21)    $     (.06)

Number of Units                           112,147.1      112,147.1


See Notes to Consolidated Financial Statements (Unaudited).


              ML MEDIA OPPORTUNITY PARTNERS, L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)
                 AND MARCH 31, 1996 (UNAUDITED)

                                       March 31,     March 31,
                                           1997          1996
Cash flows from operating activities:

Net loss                              $   (476,58   $   (6,540)
                                               3)

Adjustments to reconcile net loss
  to net cash provided by operating
  activities:

  Services provided by the General
   Partner                                503,771             -


Changes in operating assets and
  liabilities:

  Interest receivable                     (11,453           765
                                                )

  Other assets                                  -        68,934

  Accounts payable and accrued
   liabilities                             12,950       229,348


Net cash provided by operating
  activities                               28,685       292,507


Cash flows from financing activities:

Additional capital contributions       23,744,989             -



(Continued on the following page.)


              ML MEDIA OPPORTUNITY PARTNERS, L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)
                 AND MARCH 31, 1996 (UNAUDITED)
                          (continued)

                                       March 31,     March 31,
                                           1997          1996
Net increase in cash and
 cash equivalents                      23,773,674       292,507

Cash and cash equivalents at
 beginning of year                      2,383,444     1,539,981


Cash and cash equivalents at end
 of period                            $ 26,157,11    $1,832,488
                                                8

Interest paid by TCS                  $    288,08    $  280,508
                                                1

Supplemental Disclosure:

On April 2, 1997, the Partnership distributed $23,671,989, or
$211.08 per Unit, to limited partners of record as of March 24, 1997.


See Notes to Consolidated Financial Statements (Unaudited).

                ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENT OF CHANGES
                   IN PARTNERS' CAPITAL/(DEFICIT)
       FOR THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)

                          General        Limited
                          Partner        Partners         Total

Partners'
Capital/(Deficit) as
of January 1, 1997       $      5,619  $ (1,492,921)   $ (1,487,302)

Net loss                      (4,766)      (471,817)       (476,583)

Additional capital
contributions              26,393,357              -      26,393,357

Transfer from General
Partner to Limited
partners                 (26,366,143)     26,366,143               -

Cash distribution
declared                            -   (23,671,989)    (23,671,989)

Partners' Capital as
of March 31, 1997        $     28,067   $    729,416    $    757,483



See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)


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

Media Opportunity Management Partners (the "General Partner") is a joint venture, organized as a general partnership under the laws of the State of New York, between RP Opportunity Management,
L.P., a limited partnership under Delaware law, and ML
Opportunity Management Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc.
The General Partner was formed for the purpose of acting as general partner of the Partnership. The General Partner's original capital contribution was $1,132,800, which represented
1% of the total original Partnership capital contributions.

On March 27, 1997, Merrill Lynch, Pierce, Fenner & Smith
Incorporated ("Merrill Lynch"), an affiliate of the General
Partner, made two voluntary cash payments to the Partnership totaling $23,744,989. In addition, during the three months ended
March 31, 1997, the Partnership's obligation to pay a management fee was terminated and treated as a capital contribution for services provided by the General Partner of $2,648,368 (See Note
2).

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of March 31, 1997 and the results of operations, cash flows and partners' capital/(deficit) of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature except as described in Note 2.
The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations for the entire year.

Additional information, including the audited year end 1996
Financial Statements and the Summary of Significant Accounting
Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1996 on file with the Securities and Exchange Commission.

Certain reclassifications were made to the 1996 financial statements to conform with the current period's presentation.

2.   1997 CAPITAL TRANSACTIONS

On March 27, 1997, the Partnership received a voluntary cash payment of $23,671,989 (the "Cash Payment") from Merrill Lynch for distribution to limited partners. Pursuant to an amendment to the Partnership Agreement dated March 24, 1997 (the
"Amendment"), the Cash Payment is distributable solely to limited partners. On April 2, 1997, the Partnership distributed all the proceeds of the Cash Payment, or $211.08 per Unit, to limited partners of record as of March 24, 1997. The $23,671,989 Cash
Payment has been treated in the accompanying financial statements as a capital contribution by the General Partner and simultaneously as a transfer to the limited partners' capital, and is reflected as a distribution payable from such limited partners' capital, as referenced above.

Also, pursuant to the Amendment, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods has been terminated. However, during 1996 and the first three months of 1997, the General
Partner continued to provide services on behalf of the Partnership. In accordance with the Amendment, the Partnership has no obligation to pay for these services and will not pay for such services. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for the first three months of 1997 of $503,771 has been treated in the accompanying statement of operations as an expense with a corresponding increase in General
Partner's capital. Similarly, an amount representing these services for 1996 of $2,144,597 has been treated as an increase in General Partner's capital and a reduction of management fee payable. Simultaneously, a transfer was made to the limited partners' capital in an amount of $2,621,884, which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General
Partner.

In addition, in 1997, Merrill Lynch paid for certain expenses of $73,000 on behalf of the Partnership which were incurred by the Partnership in 1996. In accordance with generally accepted accounting principles, for financial reporting purposes, such amount was treated in the 1996 statement of operations as an expense of the Partnership and, when payment was made in 1997, as an increase in General Partner's capital. Simultaneously with the payment, a transfer was made to the limited partners' capital in an amount of $72,270, which represents the limited partners' share (99%) of the amount of such expenses. The foregoing capital transactions increase capital of the General Partner and the limited partners in an amount corresponding to the decreases to capital recorded for such expenses in 1996. Thus, there is no effect on the General Partner or the limited partners' capital.

3.   MEDIA INVESTMENTS

As of March 31, 1997, the Partnership's investments consisted of:

    a 51.005% ownership of TCS Television Partners, L.P.
    ("TCS"), which owns (i) 20% of the outstanding common stock of Fabri Development Corporation ("Fabri"), which in turn owns and operates two network affiliated television stations serving Terre Haute, Indiana and St. Joseph, Missouri and
    (ii) 100% of the outstanding common stock of TCS Television, Inc. ("TCS Inc."), which in turn owns the 80% of the outstanding common stock of Fabri not owned by TCS; and

    a 13.8% ownership of MV Technology Limited ("MVT"), a United
    Kingdom corporation whose sole purpose is to manage its sole asset, a 10% interest in Teletext ("Teletext"), a United
    Kingdom corporation organized to acquire United Kingdom franchise rights to provide data in text form to television viewers via television broadcast sidebands, giving the Partnership an indirect 1.38% interest in Teletext.

On April 15, 1997, TCS and TCS Inc. sold all of the outstanding stock of Fabri (See below).

The Partnership has no contractual commitment to advance funds to any of its investments, other than its obligations relating to its former investments in International Media Publishing L.P., International Media Publishing Inc. and Intelidata Limited,
Paradigm Entertainment, L.P. and the Windsor Systems, which in the aggregate is approximately $1.4 million. These amounts are recorded as liabilities as of March 31, 1997 in the accounts payable and net liabilities of discontinued operation sections of the accompanying financial statements.

Following the TCS sale, the one media asset (MVT) remaining in the Partnership and certain escrows and contingent liabilities remaining from previously sold media investments must be resolved. The Partnership is working to sell or otherwise dispose of MVT and to resolve these escrows and contingent liabilities by the end of 1997. However, there can be no assurances that such steps will be completed within this time frame.

TCS Television Partners, L.P.

TCS entered into an agreement (the "Sub-Debt Proceeds Sharing
Agreement") dated September 17, 1996, with the holders of its subordinated debt under which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of such TCS stations in accordance with a formula set forth in such agreement.

On December 30, 1996, TCS and TCS Inc. entered into a Stock
Purchase Agreement (the "Stock Purchase Agreement") with Nexstar
Broadcasting Group, L.L.C ("Nexstar") to sell all of the outstanding shares of their jointly owned subsidiary, Fabri. On
April 15, 1997, TCS and TCS Inc. (jointly with TCS, the
"Sellers"), completed the sale of all of the outstanding shares of Fabri. Before the consummation of the sale, Nexstar assigned its rights under the Stock Purchase Agreement to Nexstar
Broadcasting of the Midwest Inc.

The base purchase price for the outstanding shares of Fabri was $31,800,000 which, as set forth in the Stock Purchase Agreement, is subject to certain adjustments, including a working capital adjustment which preliminarily reduced the purchase price paid at closing to the Sellers to $31,323,929. Pursuant to the terms of the Stock Purchase Agreement and the Sub-Debt Proceeds Sharing
Agreement, after application of the proceeds generated by the sale to the payment of transaction expenses resulting from the sale and to the establishment of two separate escrow accounts totaling $1,750,000, the remaining proceeds to TCS were applied as follows: $23,757,072 to repay certain amounts to TCS's lenders; $1,022,534 to repay outstanding principal and accrued interest on a loan made to TCS by the Partnership; and $2,604,601 and $1,736,400 to pay the Partnership and Commonwealth Capital
Partners, L.P., respectively, their share of certain accrued and unpaid consulting fees. The Partnership will record income of approximately $3.6 million during the second quarter of 1997 (See
Note 4).

During the three months ended March 31, 1997, $1 million plus accrued interest of approximately $74,000 was returned to TCS from the indemnity escrow established in connection with the sale of Avant. TCS will use these amounts to pay down indebtedness pursuant to the Sub-Debt Proceeds Sharing Agreement.

Investments and EMP, Ltd. and MVT

The Partnership has the right to require European Media Partners, Ltd. ("EMP, Ltd.") to purchase the Partnership's interest in MVT at any time between December 31, 1994 and December 31, 1997.
EMP, Ltd. has the right to require the Partnership to sell the Partnership's interest in MVT to EMP, Ltd. at any time between September 30, 1995 and September 30, 1998. In January, 1996,
EMP, Ltd. exercised its right to require the Partnership to sell its interest in MVT to EMP, Ltd. and notified the Partnership of its intention to acquire the Partnership's interest. The
Partnership is currently negotiating the terms of such sale. It is likely that the Partnership will not recover more than a nominal portion of its $2.0 million investment in Investments either from Investments or from MVT.

4.   DISCONTINUED OPERATIONS

Television and Radio Station Segment

Due to the Partnership's decision to dispose of its interest in its television and radio stations, the Partnership has presented its Television and Radio Station Segment as discontinued operations. The Partnership has sold all of its interests in its Television and Radio Station Segment. For financial reporting purposes, TCS is recorded as a discontinued operation and is included in the Television and Radio Station Segment.


The net liabilities of discontinued operations of the Television and Radio Station Segment on the Consolidated Balance Sheets are comprised of the following:


                                 As of             As of
                               March 31,        December 31,
                                    1997              1996
Property, plant and
 equipment, net                $  2,744,543      $  2,856,611

Intangible assets, net           27,503,835        27,791,054

Other assets                      8,306,657         8,493,912

Borrowings                     (21,696,194)      (22,106,254)

Other liabilities              (16,858,841)      (17,035,323)

Net liabilities of
 discontinued operations       $          0      $          0


Included in net liabilities of discontinued operations is the reserve established for expected losses on the disposition of the remaining stations comprising the Television and Radio Station
Segment (See Note 2).

The aggregate amount of borrowings reflected on the Consolidated
Balance Sheets of the Partnership (included in the net liabilities of discontinued operations of the Television and Radio Station Segment) is as follows:

                                      As of            As of
                                   March 31,      December 31,
                                        1997            1996
 Senior Secured Notes-TCS         $ 10,369,390     $ 10,779,450
 Senior Secured Subordinated
   Notes-TCS                        11,326,804       11,326,804
                                   $ 21,696,194     $ 22,106,254

During the three months ended March 31, 1997, TCS made a scheduled principal payment of $410,060 on the Senior Secured
Notes. As of March 31, 1997, TCS has defaulted on $290,000 on the Subordinated Notes.

In addition, during the first quarter of 1997, the remaining operations of TCS generated operating revenues of $2,486,437, offset by $3,248,818 in operating and other expenses resulting in a net operating loss of $762,381 which is included in the net liabilities of discontinued operations. In April 1997, TCS and TCS Inc., sold all of their outstanding stock of Fabri (See Note
3). The Partnership received approximately $3.6 million from TCS as repayment for certain amounts payable to it by TCS, which will be recorded by the Partnership as income for financial reporting purposes in the three months ended June 30, 1997.

Production Segment

Due to the disposition of the Partnership's interests in films and other projects owned by Paradigm, the Partnership's
Production Segment has been presented as discontinued operations.
The Partnership sold these remaining interests in films and other projects during 1996.

The net liabilities of the discontinued operations of the Production Segment on the Consolidated Balance Sheets are comprised of the following:


                                 As of             As of
                               March 31,        December 31,
                                    1997              1996
Cash                            $    56,399       $    65,082

Accounts payable and
 accrued liabilities              (115,311)         (123,994)

Net liabilities of
 discontinued operations       $   (58,912)      $   (58,912)


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

As of March 31, 1997, Registrant had $26,157,118 in cash and cash equivalents, of which $23,671,989 was distributed to the limited partners on April 2, 1997.

On March 27, 1997, Registrant received a voluntary cash payment of $23,671,989 (the "Cash Payment") from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), an affiliate of the General Partner, for distribution to limited partners. Pursuant to an amendment to Registrant's Partnership Agreement dated March 24, 1997 (the "Amendment"), the Cash Payment is distributable solely to limited partners. On April 2, 1997, Registrant distributed all the proceeds of the Cash Payment, or $211.08 per Unit, to limited partners of record as of March 24, 1997. The $23,671,989 Cash Payment has been treated in the accompanying financial statements as a capital contribution by the General Partner and simultaneously as a transfer to the limited partners' capital, and is reflected as a distribution payable from such limited partners' capital, as referenced above.

Also, pursuant to the Amendment, Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods has been terminated. However, during 1996 and the first three months of 1997, the General Partner continued to provide services on behalf of Registrant. In accordance with the Amendment, Registrant has no obligation to pay for these services and will not pay for these services. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for the first three months of 1997 of $503,771 has been treated in the accompanying statement of operations as an expense with a corresponding increase in General Partner's capital. Similarly, an amount representing these services for 1996 of $2,144,597 has been treated as an increase in General Partner's capital and a reduction of management fee payable. Simultaneously, a transfer was made to the limited partners' capital in an amount of $2,621,884, which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

In addition, in 1997, Merrill Lynch paid for certain expenses of $73,000 on behalf of Registrant which were incurred by Registrant in 1996. In accordance with generally accepted accounting principles, for financial reporting purposes, such amount was treated in the 1996 statement of operations as an expense of Registrant and, when payment was made in 1997, as an increase in General Partner's capital. Simultaneously with the payment, a transfer was made to the limited partners' capital in an amount of $72,270, which represents the limited partners' share (99%) of the amount of such expenses. The foregoing capital transactions increase capital of the General Partner and the limited partners in an amount corresponding to the decreases to capital recorded for such expenses in 1996. Thus, there is no effect on the General Partner or the limited partners' capital.

Registrant has no contractual commitment to advance funds to any of its investments, other than its obligations relating to its former investments in International Media Publishing L.P., International Media Publishing Inc. and Intelidata Limited, Paradigm Entertainment, L.P. and the Windsor Systems, which in the aggregate is approximately $1.4 million.

The information set forth in Part I Item 1, Financial Statements
Note 3, Media Investments, appearing on pages 11 through 13 hereof is hereby incorporated herein by reference and made a part hereof.

Following the TCS sale, the one media asset (MVT) remaining in Registrant and certain escrows and contingent liabilities remaining from previously sold media investments must be resolved. Registrant is working to sell or otherwise dispose of MVT and to resolve these escrows and contingent liabilities by the end of 1997. However, there can be no assurances that such steps will be completed within this time frame.

Results of Operations.

1997 vs. 1996.

Registrant generated a net loss of approximately $477,000 in the first three months of 1997, which was comprised of services provided by the General Partner of approximately $504,000, general and administrative expenses of approximately $5,000, partially offset by interest income of approximately $32,000.

Registrant generated net loss of approximately $7,000 in the first three months of 1996, which was comprised of general and administrative expenses of approximately $14,000, partially offset by interest income of approximately $7,000.


The increase in net loss of approximately $470,000 from the 1996 period is primarily attributable to an increase in services provided by the General Partner recorded during the 1997 period. However, management fees for services provided by the General Partner for the first three months ended March 31, 1996, were charged to operations later in 1996.

Pursuant to the Amendment, Registrant's obligation to pay management fees for 1996 and subsequent periods has been terminated. However, during 1996 and subsequent periods, the General Partner will provide services on behalf of Registrant.
In accordance with the Amendment, Registrant has no obligation to pay for these services and will not pay for such services. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services are treated as an expense with a corresponding increase in General Partner's capital. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

                  PART II - OTHER INFORMATION.


Item 3.  Defaults Upon Senior Securities.

Item 6.  Exhibits and Reports on Form 8-K.

          A). Exhibits:

              Exhibit #     Description

              3.1           Amendment No. 1 to Amended and
                            Restated Agreement of Limited
                            Partnership, incorporated by reference
                            to Exhibit 3.3 to Registrant's
                            Form 10-K for the year ended
                            December 31, 1996 (File No. 0-16690)

              27.           Financial Data Schedule

          B).Reports on Form 8-K

             On April 30, 1997, Registrant filed with the
             Securities and Exchange Commission a Current Report on Form 8-K dated April 15, 1997. This Current Report contained details regarding TCS and TCS Inc.'s completion of the sale to Nexstar Broadcasting of the Midwest Inc. of all of the outstanding shares in their jointly wholly owned subsidiary, Fabri Development Corporation.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                         By:  RP Opportunity Management, L.P.
                              General Partner

                         By:  IMP Opportunity Management Inc.



Dated: May 15, 1997      /s/ I. Martin Pompadur
                             I. Martin Pompadur
                             Director and President
                             (principal executive officer
                              of the Registrant)

Dated: May 15, 1997      /s/ Elizabeth McNey Yates
                             Elizabeth McNey Yates
                             Executive Vice President

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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                         By:  Media Opportunity Management Partners
                              General Partner

                         By:  ML Opportunity Management Inc.



Dated: May 15, 1997      /s/ Kevin K. Albert
                             Kevin K. Albert
                             Director and President


Dated: May 15, 1997      /s/ Robert F. Aufenanger
                             Robert F. Aufenanger
                             Director and Executive Vice President


Dated: May 15, 1997      /s/ Diane T. Herte
                             Diane T. Herte
                             Treasurer
                             (principal accounting officer and
                              principal financial officer
                              of the Registrant)