Form 10-Q
period 1997-06-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1997-08-14
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended
                          June 30, 1997

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

               ML Media Opportunity Partners, L.P.

                 Part I - Financial Information.


             Item 1.   Financial Statements.

               TABLE OF CONTENTS.



Consolidated Balance Sheets as of June 30, 1997
(Unaudited) and December 31, 1996 (Unaudited)

Consolidated Statements of Operations for the three and six months ended June 30, 1997
(Unaudited) and June 30, 1996 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 1997 (Unaudited) and June 30, 1996 (Unaudited)

Consolidated Statement of Changes in Partners'
Capital/(Deficit) for the six months ended June
30, 1997 (Unaudited)

Notes to Consolidated Financial Statements for the six months ended June 30, 1997 (Unaudited)


              ML MEDIA OPPORTUNITY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997 (UNAUDITED) AND
                 DECEMBER 31, 1996 (UNAUDITED)

                                     June 30,      December 31,
                           Notes         1997            1996
ASSETS:
Cash and cash equivalents            $  6,190,648     $ 2,383,444
Interest receivable                         9,347           4,217

TOTAL ASSETS                         $  6,199,995     $ 2,387,661

LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT):
Liabilities:
Accounts payable and
accrued liabilities                  $  1,724,513     $ 1,671,454
Management fee payable       2                  -       2,144,597
Net Liabilities of
Discontinued Operations:
                             4
Production Segment                          58,912          58,912
Television and Radio
Station Segment                                 -               -
Total Liabilities                       1,783,425       3,874,963

Commitments and
contingencies                3




(Continued on the following page.)

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
   CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997 (UNAUDITED)
                AND DECEMBER 31, 1996 (UNAUDITED)
                           (continued)

                                        June 30,     December 31,
                              Notes         1997           1996
Partners' Capital/(Deficit):

General Partner:
Capital contributions, net of
offering expenses                         1,019,428      1,019,428
Additional capital
contributions                   2        26,858,258              -
Transfer from General Partner
to Limited partners             2
                                       (26,826,395)              -
Cash distributions                        (362,496)      (362,496)
Cumulative loss                           (624,137)      (651,313)
                                             64,658          5,619
Limited partners:
Capital contributions, net of
offering expenses (112,147.1
Units of Limited Partnership
Interest)
                                        100,914,316    100,914,316
Transfer from General Partner
to Limited partners             2
                                         26,826,395              -
Tax allowance cash
distribution                            (2,040,121)    (2,040,121)
Other cash distributions        2      (59,559,029)   (35,887,040)
Cumulative loss                        (61,789,649)   (64,480,076)
                                          4,351,912    (1,492,921)
Total Partners' Capital/(Deficit)         4,416,570    (1,487,302)
TOTAL LIABILITIES AND
PARTNERS' CAPITAL/(DEFICIT)
                                       $  6,199,995   $  2,387,661

See Notes to Consolidated Financial Statements (Unaudited).




                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED
                       JUNE 30, 1997 (UNAUDITED)
                     AND JUNE 30, 1996 (UNAUDITED)

                          Three Months               Six Months
                          June 30,    June 30,   June 30,    June 30,
                    Not      1997        1996        1997        1996
                    es

Interest income           $ 38,095   $118,814   $   70,202  $  126,303


Gain on Sale of
Western Wireless
Corporation stock    3           -   22,843,249            -  22,843,249

                             38,095   22,962,063       70,202  22,969,552

Partnership
Operating
Expenses:

General and
administrative               6,143       2,294       11,062      16,323

Services provided
by the General
Partner              2     464,901           -      968,672           -

                            471,044       2,294      979,734      16,323


(Loss)/Income from
Partnership
operations               (432,949)   22,959,769    (909,532)  22,953,229


Discontinued
operations:

Income from
discontinued
operations-
Production Segment
                     3           -     135,000            -     135,000




(Continued on the following page.)

                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED
                       JUNE 30, 1997 (UNAUDITED)
                     AND JUNE 30, 1996 (UNAUDITED)

                             Three Months             Six Months
                        June 30,     June 30,     June 30,    June 30,
                  Not       1997        1996         1997        1996
                   es
Income from
Discontinued
Television and
Radio Station
Segment              3   3,627,135           -    3,627,135           -


Income from
discontinued
operations               3,627,135     135,000    3,627,135     135,000


NET INCOME              $3,194,186  $23,094,76   $ 2,717,60  $23,088,22
                                             9            3           9

Per Unit of
Limited
Partnership
Interest:

(Loss)/Income from
Partnership
operations
                        $   (3.82)  $    202.68   $  (8.03)  $  202.62


Income from
discontinued
operations-
Production
Segment                          -        1.19            -        1.19

Income from
discontinued
Television and
Radio Station
Segment                      32.02           -        32.02           -


NET INCOME              $    28.20  $   203.87   $   23.99  $  203.81


Number of Units          112,147.1   112,147.1    112,147.1   112,147.1


See Notes to Consolidated Financial Statements (Unaudited).

              ML MEDIA OPPORTUNITY PARTNERS, L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTH PERIODS
                ENDED JUNE 30, 1997 (UNAUDITED)
                 AND JUNE 30, 1996 (UNAUDITED)

                                        June 30,      June 30,
                                           1997          1996
Cash flows from operating activities:

Net income                            $ 2,717,603   $ 23,088,229


Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Services provided by the General
   Partner                                968,672             -

  Reversal of reserves related to
   disposition of discontinued
   operations                         (3,627,135)

  Gain on sale of Western Wireless
   stock                                        -   (22,843,249)


Changes in operating assets and
  liabilities:

  Interest receivable                     (5,130)      (68,563)

  Other assets                                  -        68,934

  Accounts payable and accrued
   liabilities                             53,059   (1,055,274)


Change in Net Liabilities of
  Discontinued Operations-Production
   Segment                                      -      (135,000)


Net cash provided by operating
  activities                              107,069       (944,923)


Cash flows from investing
activities:

Net proceeds from sale of Western
  Wireless Corporation stock                    -    24,147,088


(Continued on the following page.)


                ML MEDIA OPPORTUNITY PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS
                  ENDED JUNE 30, 1997 (UNAUDITED)
                   AND JUNE 30, 1996 (UNAUDITED)
                            (continued)

                                         June 30,      June 30,
                                            1997           1996
Proceeds from disposition of
  discontinued operations                3,627,135              -

Net cash provided by investing
  activities                             3,627,135     24,147,088

Cash flows from financing activities:

Additional capital contributions        23,744,989              -

Cash distribution                     (23,671,989)              -

Net cash provided by financing
  activities                                73,000              -

Net increase in cash and
 cash equivalents                        3,807,204     23,202,165

Cash and cash equivalents at
 beginning of year                       2,383,444      1,539,981

Cash and cash equivalents at end
 of period                            $  6,190,648    $24,742,146


Interest paid by TCS                  $  2,290,177    $   601,465



Supplemental Disclosure:

During the first quarter of 1997, the Partnership's obligation to pay a management fee of $2,144,597 as of December 31, 1997 was terminated.

See Notes to Consolidated Financial Statements (Unaudited).

                ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENT OF CHANGES
                   IN PARTNERS' CAPITAL/(DEFICIT)
                         FOR THE SIX MONTHS
                  ENDED JUNE 30, 1997 (UNAUDITED)

                          General        Limited
                          Partner        Partners         Total

Partners'
Capital/(Deficit) as
of January 1, 1997       $      5,619  $ (1,492,921)   $ (1,487,302)

Net income                     27,176      2,690,427       2,717,603

Additional capital
contributions              26,858,258              -      26,858,258

Transfer from General
Partner to Limited
partners                 (26,826,395)     26,826,395               -

Cash distribution paid
                                    -   (23,671,989)    (23,671,989)

Partners' Capital as
of June 30, 1997         $     64,658   $  4,351,912    $  4,416,570



See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED
                    JUNE 30, 1997 (UNAUDITED)


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

On March 27, 1997, Merrill Lynch, Pierce, Fenner & Smith
Incorporated ("Merrill Lynch"), an affiliate of the General
Partner, made two voluntary cash payments to the Partnership totaling $23,744,989. In addition, effective March 24, 1997, the
Partnership's obligation to pay a management fee was terminated and the Partnership treated this as a capital contribution for services provided by the General Partner of $3,113,269 during six months ended June 30, 1997 (See Note 2).

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of June 30, 1997 and the results of operations, cash flows and partners' capital/(deficit) of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature except as described in Note 2.
The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results of operations for the entire year.

Certain reclassifications of amounts have been made to conform to current periods' presentation.

Additional information, including the audited year end 1996
Financial Statements and the Summary of Significant Accounting
Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1996 on file with the Securities and Exchange Commission.

2.   1997 CAPITAL TRANSACTIONS

On March 27, 1997, the Partnership received a voluntary cash payment of $23,671,989 (the "Cash Payment") from Merrill Lynch for distribution to limited partners. Pursuant to an amendment to the Partnership Agreement dated March 24, 1997 (the
"Amendment"), the Cash Payment is distributable solely to limited partners. On April 2, 1997, the Partnership distributed all the proceeds of the Cash Payment, or $211.08 per Unit, to limited partners of record as of March 24, 1997. The Cash Payment has been treated in the accompanying financial statements as a capital contribution by the General Partner and simultaneously as a transfer to the limited partners' capital.

Also, pursuant to the Amendment, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods has been terminated. However, the General Partner continued to provide services on behalf of the Partnership. In accordance with the Amendment, the Partnership has no obligation to pay for these services and will not pay for such services. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for the three and six months ended June 30, 1997 of $464,901 and $968,672, respectively, has been treated in the accompanying statement of operations as an expense with a corresponding increase in General Partner's capital. Similarly, an amount representing these services for 1996 of $2,144,597 has been treated as an increase in General
Partner's capital and a reduction of management fee payable.
Simultaneously, a transfer was made to the limited partners' capital in an amount of $3,082,136, which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General
Partner.

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

3.   MEDIA INVESTMENTS

As of June 30, 1997, the Partnership's investments consisted of a 13.8% ownership of MV Technology Limited ("MVT"), a United
Kingdom corporation whose sole purpose is to manage its sole asset, a 10% interest in Teletext ("Teletext"), a United Kingdom corporation organized to acquire United Kingdom franchise rights to provide data in text form to television viewers via television broadcast sidebands, giving the Partnership an indirect 1.38% interest in Teletext.

On April 15, 1997, TCS Television Partners, L.P. ("TCS") and TCS
Television Inc. ("TCS Inc.") sold all of the outstanding stock of Fabri Development Corporation ("Fabri") (See below).

The Partnership has no contractual commitment to advance funds to any of its investments, other than its obligations relating to its former investments in International Media Publishing L.P., International Media Publishing Inc. and Intelidata Limited,
Paradigm Entertainment, L.P. and the Windsor Systems, which in the aggregate is approximately $1.4 million. These amounts are recorded as liabilities as of June 30, 1997 in the accounts payable and net liabilities of discontinued operation sections of the accompanying financial statements.


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

The base purchase price for the outstanding shares of Fabri was $31,800,000 which, as set forth in the Stock Purchase Agreement, is subject to certain adjustments, including a working capital adjustment which preliminarily reduced the purchase price paid at closing to the Sellers to $31,323,929. Pursuant to the terms of the Stock Purchase Agreement and the Sub-Debt Proceeds Sharing
Agreement, after application of the proceeds generated by the sale to the payment of transaction expenses resulting from the sale and to the establishment of two separate escrow accounts totaling $1,750,000, the remaining proceeds to TCS were applied as follows: $23,757,072 to repay certain amounts to TCS's lenders; $1,022,534 to repay outstanding principal and accrued interest on a loan made to TCS by the Partnership; and $2,604,601 and $1,736,400 to pay the Partnership and Commonwealth Capital
Partners, L.P., respectively, their share of certain accrued and unpaid consulting fees. The Partnership recorded income of $3,627,135 during the second quarter of 1997 (See Note 4).


Investments and EMP, Ltd. and MVT

The Partnership has the right to require European Media Partners, Ltd. ("EMP, Ltd.") to purchase the Partnership's interest in MVT at any time between December 31, 1994 and December 31, 1997.
EMP, Ltd. has the right to require the Partnership to sell the Partnership's interest in MVT to EMP, Ltd. at any time between September 30, 1995 and September 30, 1998. In January, 1996,
EMP, Ltd. exercised its right to require the Partnership to sell its interest in MVT to EMP, Ltd. and notified the Partnership of its intention to acquire the Partnership's interest. The
Partnership is currently negotiating the terms of such sale. It is likely that the Partnership will not recover more than a nominal portion of its $2.0 million investment, which was previously written off, in Investments either from Investments or from MVT.

GCC

On May 29, 1996, the Partnership sold all of its 1,090,162 shares of Western Wireless Corporation ("WWC") at a price of $23.50 per share in an initial public offering of shares of common stock of WWC. The 1,090,162 shares of WWC sold by the Partnership represented all of the shares held by the Partnership, after giving effect to a 3.1 to 1 stock split immediately prior to the offering. As a result, on May 29, 1996, the Partnership received
$24,147,088 in net proceeds for its 1,090,162 shares, after payment of underwriter's commission in connection with the sale.
The Partnership recognized a gain of approximately $22.8 million on the sale of WWC stock.

Paradigm

On April 25, 1996 and May 31, 1996, the Partnership received proceeds of $80,000 and $55,000, respectively, from Paradigm
Entertainment L.P.'s ("Paradigm") sale of the Partnership's remaining interests in the films and other projects developed by Paradigm and assigned to Bob Banner Associates Inc. The
Partnership recognized a gain for financial reporting purposes of $135,000 on the sale of the films and other projects in the second quarter of 1996.

4.   DISCONTINUED OPERATIONS

Television and Radio Station Segment

Due to the Partnership's decision to dispose of its interest in its television and radio stations, the Partnership has presented its Television and Radio Station Segment as discontinued operations. The Partnership has sold all of its interests in its Television and Radio Station Segment. For financial reporting purposes, TCS was recorded as a discontinued operation and is included in the Television and Radio Station Segment.

The net liabilities of discontinued operations of the Television and Radio Station Segment on the Consolidated Balance Sheets are comprised of the following:


                                 As of             As of
                                June 30,        December 31,
                                    1997              1996
Property, plant and
equipment, net                     $      -       $  2,856,611

Intangible assets, net                     -         27,791,054

Other assets                       6,527,674          8,493,912

Borrowings                                 -       (22,106,254)

Other liabilities                (6,527,674)       (17,035,323)

Net liabilities of
discontinued operations        $          0       $          0


On April 15, 1997 TCS and TCS Inc. sold all of their outstanding stock of Fabri. The Partnership received $1,022,534 from the sales proceeds of Fabri to repay outstanding principal and accrued interest on a loan made to TCS by the Partnership and $2,604,000 for the Partnership's share of certain accrued and unpaid consulting fees (See Note 3).


Production Segment

Due to the disposition of the Partnership's interests in films and other projects owned by Paradigm, the Partnership's
Production Segment has been presented as discontinued operations.
The Partnership sold these remaining interests in films and other projects during 1996.

The net liabilities of the discontinued operations of the Production Segment on the Consolidated Balance Sheets are comprised of the following:

                                 As of             As of
                                June 30,        December 31,
                                    1997              1996
Cash                            $    54,854        $    65,082

Accounts payable and
 accrued liabilities              (113,766)          (123,994)

Net liabilities of
 discontinued operations       $   (58,912)       $   (58,912)


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


Liquidity and Capital Resources.

As of June 30, 1997, Registrant had $6,190,648 in cash and cash equivalents.

On March 27, 1997, Registrant received a voluntary cash payment of $23,671,989 (the "Cash Payment") from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), an affiliate of the General Partner, for distribution to limited partners. Pursuant to an amendment to Registrant's Partnership Agreement dated March 24, 1997 (the "Amendment"), the Cash Payment is distributable solely to limited partners. On April 2, 1997, Registrant distributed all the proceeds of the Cash Payment, or $211.08 per Unit, to limited partners of record as of March 24, 1997. The Cash Payment has been treated in the accompanying financial statements as a capital contribution by the General Partner and simultaneously as a transfer to the limited partners' capital.

Also, pursuant to the Amendment, Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods has been terminated. However, the General Partner continued to provide services on behalf of Registrant.
In accordance with the Amendment, Registrant has no obligation to pay for these services and will not pay for these services. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for the three and six months ended June 30, 1997 of $464,901 and $968,672, respectively, has been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital. Similarly, an amount representing these services for 1996 of $2,144,597 has been treated as an increase in General Partner's capital and a reduction of management fee payable. Simultaneously, a transfer was made to the limited partners' capital in an amount of $3,082,136, which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

Registrant has no contractual commitment to advance funds to any of its investments, other than its obligations relating to its former investments in International Media Publishing L.P., International Media Publishing Inc. and Intelidata Limited, Paradigm Entertainment, L.P. and the Windsor Systems, which in the aggregate is approximately $1.4 million. These amounts are recorded as liabilities as of June 30, 1997 in the accounts payable and net liabilities of discontinued operation sections of the accompanying financial statements.

The information set forth in Part I Item 1, Financial Statements
Note 3, Media Investments, appearing on pages 13 through 15 hereof is hereby incorporated herein by reference and made a part hereof.

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

In addition to historical information contained or incorporated by reference in this report on Form 10-Q, Registrant may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. Registrant notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-Q, and as more fully detailed in Form 10-K incorporated by reference herein. Registrant undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations.

1997 vs. 1996.

Three months ended June 30, 1997

Registrant generated net income of approximately $3.2 million in the three months ended June 30, 1997, which was comprised primarily of income from consulting fees of approximately $2.6 million, income from the repayment of outstanding principal and accrued interest on a loan made to TCS by Registrant of approximately $1.0 million and interest income of approximately $38,000, offset by services provided by the General Partner of approximately $465,000 and general and administrative expenses of approximately $6,000. The decrease in income from the three months ended June 30, 1996 of approximately $19.9 is primarily attributable to a one time gain on the sale of Western Wireless stock of approximately $22.8 million in 1996, a one time gain in 1996 of $135,000 on the sale of Registrant's interest in films and other projects developed by Paradigm, the recognition of management fees during the three months ended June 30, 1997 of approximately $465,000, offset by income recognized in 1997 from consulting fees of approximately $2.6 million and the repayment of outstanding principal and accrued interest on a loan made to TCS by Registrant of approximately $1.0 million.

Six months ended June 30, 1997

Registrant generated net income of approximately $2.7 million in the six months ended June 30, 1997, which was comprised primarily of income from consulting fees of approximately $2.6 million, income from the repayment of outstanding principal and accrued interest on a loan made to TCS by Registrant of approximately $1.0 million and interest income of approximately $70,000, offset by services provided by the General Partner of approximately $969,000 and general and administrative expenses of approximately $11,000. The decrease in income from the six months ended June 30, 1996 of approximately $20.4 is primarily attributable to a one-time gain on the sale of Western Wireless stock of approximately $22.8 million in 1996, a one-time gain in 1996 of $135,000 on the sale of Registrant's interest in films and other projects developed by Paradigm, the recognition of management fees during 1997 of approximately $969,000, offset by income recognized in 1997 from consulting fees of approximately $2.6 million and the repayment of outstanding principal and accrued interest on a loan made to TCS by Registrant of approximately $1.0 million.

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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                         By:  RP Opportunity Management, L.P.
                              General Partner

                         By:  IMP Opportunity Management Inc.



Dated: August 14, 1997   /s/ I. Martin Pompadur
                             I. Martin Pompadur
                             Director and President
                             (principal executive officer
                              of the Registrant)

Dated: August 14, 1997   /s/ Elizabeth McNey Yates
                             Elizabeth McNey Yates
                             Executive Vice President

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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                         By:  Media Opportunity Management Partners
                              General Partner

                         By:  ML Opportunity Management Inc.



Dated: August 14, 1997   /s/ Kevin K. Albert
                             Kevin K. Albert
                             Director and President


Dated: August 14, 1997   /s/ Robert F. Aufenanger
                             Robert F. Aufenanger
                             Director and Executive Vice President


Dated: August 14, 1997   /s/ Diane T. Herte
                             Diane T. Herte
                             Treasurer
                             (principal accounting officer and
                              principal financial officer
                              of the Registrant)