Form 10-Q
period 1997-09-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1997-11-14
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended
                       September 30, 1997

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

               ML Media Opportunity Partners, L.P.

                 Part I - Financial Information.


             Item 1.   Financial Statements.

               TABLE OF CONTENTS.



Consolidated Balance Sheets as of September 30,
1997 (Unaudited) and December 31, 1996
(Unaudited)

Consolidated Income Statements for the three and nine months ended September 30, 1997 (Unaudited) and September 30, 1996 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 (Unaudited) and September 30, 1996 (Unaudited)

Consolidated Statement of Changes in Partners'
Capital/(Deficit) for the nine months ended
September 30, 1997 (Unaudited)

Notes to Consolidated Financial Statements for the nine months ended September 30, 1997
(Unaudited)


              ML MEDIA OPPORTUNITY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997 (UNAUDITED)
               AND DECEMBER 31, 1996 (UNAUDITED)

                                   September 30,   December 31,
                           Notes         1997            1996
ASSETS:
Cash and cash equivalents             $ 6,850,874     $ 2,383,444
Interest receivable                        11,841           4,217

TOTAL ASSETS                          $ 6,862,715     $ 2,387,661

LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT):
Liabilities:
Accounts payable and
accrued liabilities                   $ 1,641,653     $ 1,671,454
Management fee payable       2                  -       2,144,597
Net Liabilities of
Discontinued Operations:
                             4
Production Segment                          58,912          58,912
Television and Radio
Station Segment                                 -               -
Total Liabilities                       1,700,565       3,874,963

Commitments and
contingencies               3,5




(Continued on the following page.)

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
 CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997 (UNAUDITED)
                AND DECEMBER 31, 1996 (UNAUDITED)
                           (continued)

                                     September 30,   December 31,
                              Notes         1997           1996
Partners' Capital/(Deficit):

General Partner:
Capital contributions, net of
offering expenses                         1,019,428      1,019,428
Additional capital
contributions                   2        27,313,273              -
Transfer from General Partner
to Limited partners             2
                                       (27,276,860)              -
Cash distributions                        (362,496)      (362,496)
Cumulative loss                           (621,231)      (651,313)
                                             72,114          5,619
Limited partners:
Capital contributions, net of
offering expenses (112,147.1
Units of Limited Partnership
Interest)
                                        100,914,316    100,914,316
Transfer from General Partner
to Limited partners             2
                                         27,276,860              -
Tax allowance cash
distribution                            (2,040,121)    (2,040,121)
Other cash distributions        2      (59,559,029)   (35,887,040)
Cumulative loss                        (61,501,990)   (64,480,076)
                                          5,090,036    (1,492,921)
Total Partners' Capital/(Deficit)         5,162,150    (1,487,302)
TOTAL LIABILITIES AND
PARTNERS' CAPITAL/(DEFICIT)
                                       $  6,862,715   $  2,387,661

See Notes to Consolidated Financial Statements (Unaudited).



                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                    CONSOLIDATED INCOME STATEMENTS
                  FOR THE THREE AND NINE MONTHS ENDED
                    SEPTEMBER 30, 1997 (UNAUDITED)
                  AND SEPTEMBER 30, 1996 (UNAUDITED)

                              Three Months            Nine Months
                         Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                    Not      1997        1996        1997        1996
                    es
Interest income           $  107,43   $  142,30   $  177,637  $  268,606
                                 5           3
Other income                      -     555,489            -     555,489
Gain on Sale of:
 MVT                 3     481,200           -      481,200           -
 IMP/Intelidata      3     159,901           -      159,901           -
 Western Wireless
  Corporation
  stock              3           -           -            -  22,843,249

                            748,536     697,792      818,738  23,667,344

Partnership
Operating
Expenses:
General and
administrative               2,956      67,832       14,018      84,155
Services provided
by the General
Partner              2     455,015           -    1,423,687           -

                            457,971      67,832    1,437,705      84,155

Income/(Loss) from
Partnership
operations                 290,565     629,960    (618,967)  23,583,189

Discontinued
operations:
(Loss)/Income from
discontinued
operations-
Production Segment

                     3           -    (69,456)            -      65,544


(Continued on the following page.)

                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                    CONSOLIDATED INCOME STATEMENTS
                  FOR THE THREE AND NINE MONTHS ENDED
                    SEPTEMBER 30, 1997 (UNAUDITED)
                  AND SEPTEMBER 30, 1996 (UNAUDITED)

                              Three Months            Nine Months
                         Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                    Not      1997        1996        1997        1996
                    es
Income from
Discontinued
Television and
Radio Station
Segment               3           -           -   3,627,135           -


(Loss)/Income from
discontinued
operations                        -     (69,456   3,627,135      65,544
                                              )

NET INCOME                $   290,56  $   560,50  $ 3,008,16  $23,648,73
                                  5           4           8           3

Per Unit of Limited
Partnership
Interest:

Income/(Loss) from
Partnership
operations               $      2.5  $      5.5  $     (5.4  $    208.1
                                  7           6          6)           8

(Loss)/Income from
discontinued
operations-
Production
Segment                           -       (.61)           -         .58

Income from
Discontinued
Television and
Radio Station
Segment                           -           -       32.02           -


NET INCOME               $      2.5  $      4.9  $     26.5  $    208.7
                                  7           5           6           6

Number of Units           112,147.1   112,147.1   112,147.1   112,147.1



See Notes to Consolidated Financial Statements (Unaudited).

              ML MEDIA OPPORTUNITY PARTNERS, L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTH PERIODS ENDED
                 SEPTEMBER 30, 1997 (UNAUDITED)
               AND SEPTEMBER 30, 1996 (UNAUDITED)

                                       Sept. 30,     Sept. 30,
                                           1997          1996
Cash flows from operating activities:

Net income                             $ 3,008,168   $ 23,648,73
                                                               3

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Services provided by the General
   Partner                               1,423,687             -

  Reversal of reserves related to
   disposition of discontinued
   operations                          (3,627,135)

  Gain on sale of Western Wireless
   stock                                         -   (22,843,249
                                                               )

Changes in operating assets and
  liabilities:

  Interest receivable                      (7,624)         1,313

  Other assets                                   -        68,934

  Accounts payable and accrued
   liabilities                            (29,801)       117,421

Change in Net Liabilities of
  Discontinued Operations-Production
   Segment                                       -       (65,544
                                                               )

Net cash provided by operating
  activities                               767,295       927,608


Cash flows from investing
activities:

Net proceeds from sale of Western
  Wireless Corporation stock                     -    24,147,088


(Continued on the following page.)


                ML MEDIA OPPORTUNITY PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED
                  SEPTEMBER 30, 1997 (UNAUDITED)
                AND SEPTEMBER 30, 1996 (UNAUDITED)
                            (continued)

                                        Sept. 30,       Sept. 30,
                                            1997            1996
Proceeds from disposition of
  discontinued operations                3,627,135               -

Net cash provided by investing
  activities                             3,627,135      24,147,088

Cash flows from financing activities:

Additional capital contributions        23,744,989               -

Cash distributions                    (23,671,989)    (24,241,877)

Net cash provided by financing
  activities                                73,000    (24,241,877)

Net increase in cash and
 cash equivalents                        4,467,430         832,819

Cash and cash equivalents at
 beginning of year                       2,383,444       1,539,981

Cash and cash equivalents at end
 of period                            $  6,850,874    $  2,372,800


Interest paid by TCS                  $  2,290,177    $    970,875



Supplemental Disclosure:

During the first quarter of 1997, the Partnership's obligation to pay a management fee of $2,144,597 as of December 31, 1996 was terminated.

See Notes to Consolidated Financial Statements (Unaudited).

                ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENT OF CHANGES
                   IN PARTNERS' CAPITAL/(DEFICIT)
                     FOR THE NINE MONTHS ENDED
                   SEPTEMBER 30, 1997 (UNAUDITED)

                          General        Limited
                          Partner        Partners         Total

Partners'
Capital/(Deficit) as
of January 1, 1997       $      5,619  $ (1,492,921)   $ (1,487,302)

Net income                     30,082      2,978,086       3,008,168

Additional capital
contributions              27,313,273              -      27,313,273

Transfer from General
Partner to Limited
partners                 (27,276,860)     27,276,860               -

Cash distribution paid
                                    -   (23,671,989)    (23,671,989)

Partners' Capital as
of September 30, 1997
                         $     72,114   $  5,090,036    $  5,162,150



See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED
                 SEPTEMBER 30, 1997 (UNAUDITED)


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

On March 27, 1997, Merrill Lynch, Pierce, Fenner & Smith
Incorporated ("Merrill Lynch"), an affiliate of the General
Partner, made two voluntary cash payments to the Partnership totaling $23,744,989 (described in detail in Footnote 2 below).
In addition, effective March 24, 1997, the Partnership's obligation to pay a management fee was terminated and the Partnership treated this as a capital contribution for services provided by the General Partner of $1,423,687 and $2,144,597 during the nine months ended September 30, 1997 and year ended
December 31, 1996, respectively (See Note 2).

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of September 30, 1997 and the results of operations, cash flows and partners' capital/(deficit) of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature except as described in Note 2. The results of operations for the nine months ended
September 30, 1997, are not necessarily indicative of the results of operations for the entire year.

Certain reclassifications of amounts have been made to conform to current period's presentation.

Additional information, including the audited year end 1996
Financial Statements and the Summary of Significant Accounting
Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1996 on file with the Securities and Exchange Commission.

2.   1997 CAPITAL TRANSACTIONS

On March 27, 1997, the Partnership received a voluntary cash payment of $23,671,989 (the "Cash Payment") from Merrill Lynch for distribution to limited partners. Pursuant to an amendment to the Partnership Agreement dated March 24, 1997 (the
"Amendment"), the Cash Payment was distributable solely to limited partners. On April 2, 1997, the Partnership distributed all the proceeds of the Cash Payment, or $211.08 per Unit, to limited partners of record as of March 24, 1997. The Cash Payment has been treated in the accompanying financial statements as a capital contribution by the General Partner and simultaneously as a transfer to the limited partners' capital.

Also, pursuant to the Amendment, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods has been terminated. However, the General Partner continued to provide services on behalf of the Partnership. In accordance with the Amendment, the Partnership has no obligation to pay for these services and will not pay for such services. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for the three and nine months ended September 30, 1997 of $455,015 and $1,423,687, respectively, has been treated in the accompanying income statements as an expense with a corresponding increase in General
Partner's capital. Similarly, an amount representing these services for 1996 of $2,144,597 has been treated as an increase in General Partner's capital and a reduction of management fee payable. In conjunction with the General Partner's capital increases mentioned above, a transfer was made to the limited partners' capital in an aggregate amount of $3,532,601 during the nine months ended September 30, 1997, which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General
Partner.

In addition, in 1997, Merrill Lynch paid for certain expenses of $73,000 on behalf of the Partnership which were incurred by the Partnership in 1996. In accordance with generally accepted accounting principles, for financial reporting purposes, such amount was treated in the 1996 statement of operations as an expense of the Partnership and, when payment was made in 1997, as an increase in General Partner's capital. Simultaneously with the payment, a transfer was made to the limited partners' capital in an amount of $72,270, which represents the limited partners' share (99%) of the amount of such expenses. The foregoing capital transactions increased capital of the General Partner and the limited partners in an amount corresponding to the decreases to capital recorded for such expenses in 1996. Thus, there was no effect on the General Partner or the limited partners' capital.

3.   MEDIA INVESTMENTS

On September 22, 1997, the Partnership, pursuant to the option exercised by European Media Partners Ltd., completed the sale of its remaining investment, a restructed 13.8% ownership interest in MV Technology Limited ("MVT") for approximately $481,000. MVT is a United Kingdom corporation whose purpose is to manage its sole asset, a 10% interest in Teletext, a United Kingdom corporation organized to acquire United Kingdom franchising rights to provide data in text form to television viewers via television broadcast sidebands. The Partnership had held an indirect 1.38% interest in Teletext. As of September 22, 1997, with the closing of the sale of MVT, the Partnership disposed of its last Media Business (as defined in the Partnership
Agreement). In July, 1996, the Partnership received approximately
$87,000 in dividends from MVT.

On August 27, 1997, the Partnership received approximately
$160,000 representing the final deferred sale payment arising from the July 1, 1993 sale of its interest in International Media
Publishing, L.P. ("IMPLP") and Intelidata Limited ("Intelidata")
(see below).

On April 15, 1997, TCS Television Partners, L.P. ("TCS") and TCS
Television Inc. ("TCS Inc.") sold all of the outstanding stock of Fabri Development Corporation ("Fabri") (See below).

The Partnership has no contractual commitment to advance funds to any of its investments, other than its obligations relating to its former investments in IMPLP, International Media Publishing
Inc. ("IMPI"), Intelidata, Paradigm Entertainment, L.P. and the
Windsor Systems, which in the aggregate is approximately $1.4 million. These amounts are recorded as liabilities as of September 30, 1997 in the accounts payable and net liabilities of discontinued operation sections of the accompanying financial statements. Although the Partnership is working to resolve these items, as well as certain outstanding items related to the TCS sale (see below), by the end of 1997, there can be no assurances that such steps will be completed within this time frame.

TCS Television Partners, L.P.

TCS entered into an agreement (the "Sub-Debt Proceeds Sharing
Agreement") dated September 17, 1996, with the holders of its subordinated debt under which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of such TCS stations in accordance with a formula set forth in such agreement.

On December 30, 1996, TCS and TCS Inc. entered into a Stock
Purchase Agreement (the "Stock Purchase Agreement") with Nexstar
Broadcasting Group, L.L.C ("Nexstar") to sell all of the outstanding shares of their jointly owned subsidiary, Fabri. On
April 15, 1997, TCS and TCS Inc. (jointly, the "Sellers"), completed the sale of all of the outstanding shares of Fabri.
Before the consummation of the sale, Nexstar assigned its rights under the Stock Purchase Agreement to Nexstar Broadcasting of the Midwest Inc.

The base purchase price for the outstanding shares of Fabri was $31,800,000 which, as set forth in the Stock Purchase Agreement, is subject to certain adjustments, including a working capital adjustment which preliminarily reduced the purchase price paid at closing to the Sellers to $31,323,929. Pursuant to the terms of the Stock Purchase Agreement and the Sub-Debt Proceeds Sharing
Agreement, after application of the proceeds generated by the sale to the payment of transaction expenses resulting from the sale and to the establishment of two separate escrow accounts totaling $1,750,000, the remaining proceeds to TCS were applied as follows: $23,757,072 to repay certain amounts to TCS's lenders; $1,022,534 to repay outstanding principal and accrued interest on a loan made to TCS by the Partnership; and $2,604,601 and $1,736,400 to pay the Partnership and Commonwealth Capital
Partners, L.P., respectively, their share of certain accrued and unpaid consulting fees. The escrow accounts are included in other assets as of September 30, 1997 of the discontinued operation section of the accompanying financial statements. The
Partnership recorded income of $3,627,135 during the second quarter of 1997 (See Note 4).

IMP/Intelidata

Effective July 1, 1993, the Partnership entered into three transactions to sell the business and assets of IMPLP and its wholly owned subsidiary IMPI and Intelidata. In two separate transactions, the Partnership sold the entire business and substantially all of the assets of IMPLP/IMPI and a portion of the business and assets of Intelidata to Phillips Business
Information, Inc. ("PBI") for future consideration based on the revenues of IMPLP/IMPI and the portion of the Intelidata business acquired by PBI. At closing, PBI made advances of $100,000 and $150,000 to IMPLP/IMPI and Intelidata, respectively, which advances would be recoverable by PBI from any future consideration payable by PBI to the Partnership. In addition, PBI agreed to assume certain liabilities of IMPLP/IMPI and Intelidata. On August 27, 1997, the Partnership received and recognized a gain for financial reporting purposes of approximately $160,000 representing the final deferred sales payment arising from this sale transaction. These funds represented the contractual royalty fee for sales generated by Intelidata since the 1993 sale.

In a third transaction, the Partnership sold the remaining business and assets of Intelidata, which were not sold to PBI, to Romtec plc. ("Romtec") in exchange for future consideration, based on both the amount of assets and liabilities transferred to Romtec and the combined profits of the portion of the Intelidata business acquired by Romtec and another, existing division of Romtec. In addition, certain liabilities of Intelidata were assumed by Romtec. During 1997, it was determined that no consideration would be payable from the sale to Romtec. As a result of the above activity, the Partnership has no remaining interests in IMP/Intelidata.

Windsor

On August 29, 1996, approximately $190,000 was received by the Partnership as final settlement for post-closing adjustments related to the sale of the Windsor systems to Multimedia
Cablevision. In addition, as of September 30, 1996, escrowed monies of approximately $279,000 plus approximately $34,000 of interest was received by the Partnership in full settlement of the post-closing expense escrow from such sale.

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

The net liabilities of discontinued operations of the Television and Radio Station Segment on the Consolidated Balance Sheets are comprised of the following:


                                 As of             As of
                             September 30,      December 31,
                                    1997              1996
Property, plant and
equipment, net                     $      -       $  2,856,611

Intangible assets, net                     -         27,791,054

Other assets                       6,438,718          8,493,912

Borrowings                                 -       (22,106,254)

Other liabilities                (6,438,718)       (17,035,323)

Net liabilities of
discontinued operations        $          0       $          0


On April 15, 1997 TCS and TCS Inc. sold all of their outstanding stock of Fabri. The Partnership received $1,022,534 from the sales proceeds of Fabri to repay outstanding principal and accrued interest on a loan made to TCS by the Partnership and $2,604,601 for the Partnership's share of certain accrued and unpaid consulting fees (See Note 3), thus recognizing income of $3,627,135.

Production Segment

Due to the disposition of the Partnership's interests in films and other projects owned by Paradigm, the Partnership's
Production Segment has been presented as discontinued operations.
The Partnership sold these remaining interests in films and other projects during 1996.

The net liabilities of the discontinued operations of the Production Segment on the Consolidated Balance Sheets are comprised of the following:

                                 As of             As of
                             September 30,      December 31,
                                    1997              1996
Cash                            $    54,440        $    65,082

Accounts payable and
 accrued liabilities              (113,352)          (123,994)

Net liabilities of
 discontinued operations       $   (58,912)       $   (58,912)



5.   CONTINGENCIES

On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of the Partnership, against the Partnership, the Partnership's general partner, Media Opportunity Management Partners (the "General Partner"), its two partners, ML Opportunity Management Inc. ("MLOM") and RP Opportunity Management, L.P. ("RPOM"), Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch").
The action concerns the Partnership's payment of certain management fees to the General Partner and the payment of certain purported fees to an affiliate of RPOM.

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return certain uninvested capital contributions in the amount of approximately $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of approximately $18.3 million, and (3) improperly paid Multivision, an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, seeking counsel fees supposedly based on the benefit received by the limited partners as a result of a voluntary payment by Merrill Lynch to the Partnership in March 1997 in the amount of approximately $23 million representing management fees paid by the Partnership to the General Partner since April 1990.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. A response to the Complaint is due on December 5, 1997. The defendants intend to vigorously defend this action.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


Liquidity and Capital Resources.

As of September 30, 1997, Registrant had $6,850,874 in cash and cash equivalents.

On March 27, 1997, Registrant received a voluntary cash payment of $23,671,989 (the "Cash Payment") from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), an affiliate of the General Partner, for distribution to limited partners. Pursuant to an amendment to Registrant's Partnership Agreement dated March 24, 1997 (the "Amendment"), the Cash Payment was distributable solely to limited partners. On April 2, 1997, Registrant distributed all the proceeds of the Cash Payment, or $211.08 per Unit, to limited partners of record as of March 24, 1997. The Cash Payment has been treated in the accompanying financial statements as a capital contribution by the General Partner and simultaneously as a transfer to the limited partners' capital.

Also, pursuant to the Amendment, Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods has been terminated. However, the General Partner continued to provide services on behalf of Registrant.
In accordance with the Amendment, Registrant has no obligation to pay for these services and will not pay for these services. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for the three and nine months ended September 30, 1997 of $455,015 and $1,423,687, respectively, has been treated in the accompanying income statements as an expense with a corresponding increase in General Partner's capital. Similarly, an amount representing these services for 1996 of $2,144,597 has been treated as an increase in General Partner's capital and a reduction of management fee payable. In conjunction with the General Partner's capital increases mentioned above, a transfer was made to the limited partners' capital in an aggregate amount of $3,532,601 during the nine months ended September 30, 1997, which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

In addition, in 1997, Merrill Lynch paid for certain expenses of $73,000 on behalf of Registrant which were incurred by Registrant in 1996. In accordance with generally accepted accounting principles, for financial reporting purposes, such amount was treated in the 1996 statement of operations as an expense of Registrant and, when payment was made in 1997, as an increase in General Partner's capital. Simultaneously with the payment, a transfer was made to the limited partners' capital in an amount of $72,270, which represents the limited partners' share (99%) of the amount of such expenses. The foregoing capital transactions increased capital of the General Partner and the limited partners in an amount corresponding to the decreases to capital recorded for such expenses in 1996. Thus, there was no effect on the General Partner or the limited partners' capital.

Registrant has no contractual commitment to advance funds to any of its investments, other than its obligations relating to its former investments in International Media Publishing, L.P., International Media Publishing Inc., Intelidata Limited, Paradigm Entertainment, L.P. and the Windsor Systems, which in the aggregate is approximately $1.4 million. These amounts are recorded as liabilities as of September 30, 1997 in the accounts payable and net liabilities of discontinued operation sections of the accompanying financial statements. Although Registrant is working to resolve these items, as well as certain outstanding items related to the TCS sale, by the end of 1997, there can be no assurances that such steps will be completed within this time frame.

The information set forth in Part I Item 1, Financial Statements
Note 3, Media Investments, appearing on pages 13 through 16 hereof is hereby incorporated herein by reference and made a part hereof.

On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of Registrant, against Registrant, Registrant's general partner, Media Opportunity Management Partners (the "General Partner"), its two partners, ML Opportunity Management Inc. ("MLOM") and RP Opportunity Management, L.P. ("RPOM"), Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). The action concerns Registrant's payment of certain management fees to the General Partner and the payment of certain purported fees to an affiliate of RPOM.

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return certain uninvested capital contributions in the amount of approximately $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of approximately $18.3 million, and (3) improperly paid Multivision, an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, seeking counsel fees supposedly based on the benefit received by the limited partners as a result of a voluntary payment by Merrill Lynch to Registrant in March 1997 in the amount of approximately $23 million representing management fees paid by Registrant to the General Partner since April 1990.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. A response to the Complaint is due on December 5, 1997. The defendants intend to vigorously defend this action.

Forward Looking Information

In addition to historical information contained or incorporated by reference in this report on Form 10-Q, Registrant may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Registrant notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-Q, and as more fully detailed in Form 10-K incorporated by reference herein. Registrant undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations.

1997 vs. 1996.

Three months ended September 30, 1997

Registrant generated net income of approximately $290,000 and $561,000 in the three months ended September 30, 1997 and 1996, respectively. Registrant's net income decreased by approximately $280,000 from year to year primarily due to one-time transactions occurring in the 1997 and 1996 periods. During the 1997 period, Registrant recognized a one-time gain on the sale of MVT and Intelidata of approximately $481,000 and $160,000, respectively, partially offset by services provided by the General Partner of approximately $455,000. During the 1996 period, Registrant recognized income of approximately $555,000 due to a one-time dividend of approximately $87,000 and the receipt of escrows of approximately $469,000 related to the sale of the Windsor Systems, partially offset by a one-time loss of approximately $69,000 related to the sale of Registrant's interests in Paradigm.

Nine months ended September 30, 1997

Registrant generated net income of approximately $3.0 million and $23.6 million in the nine months ended September 30, 1997 and 1996, respectively. Registrant's net income decreased by approximately $20.6 million from year to year primarily due to a one-time gain on the sale of Western Wireless Corporation stock of approximately $22.8 million in 1996 and an increase in the services provided by the General Partner of approximately $1,424,000, partially offset by a one-time recognition of income in 1997 from consulting fees of approximately $2.6 million and the one-time repayment of outstanding principal and accrued interest on a loan made to TCS by Registrant of approximately $1.0 million in 1997.

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

                  PART II - OTHER INFORMATION.


Item 1.  Legal Proceedings.

On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of Registrant, against Registrant, Registrant's general partner, Media Opportunity Management Partners (the "General Partner"), its two partners, ML Opportunity Management Inc. ("MLOM") and RP Opportunity Management, L.P. ("RPOM"), Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). The action concerns Registrant's payment of certain management fees to the General Partner and the payment of certain purported fees to an affiliate of RPOM.

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return certain uninvested capital contributions in the amount of approximately $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of approximately $18.3 million, and (3) improperly paid Multivision, an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, seeking counsel fees supposedly based on the benefit received by the limited partners as a result of a voluntary payment by Merrill Lynch to Registrant in March 1997 in the amount of approximately $23 million representing management fees paid by Registrant to the General Partner since April 1990.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. A response to the Complaint is due on December 5, 1997. The defendants intend to vigorously defend this action.


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


                          ML MEDIA OPPORTUNITY PARTNERS, L.P.

                          By:  RP Opportunity Management, L.P.
                               General Partner

                          By:  IMP Opportunity Management Inc.



Dated: November 14, 1997  /s/ I. Martin Pompadur
                              I. Martin Pompadur
                              Director and President
                              (principal executive officer
                               of the Registrant)

Dated: November 14, 1997  /s/ Elizabeth McNey Yates
                              Elizabeth McNey Yates
                              Executive Vice President

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


                          ML MEDIA OPPORTUNITY PARTNERS, L.P.

                          By:  Media Opportunity Management Partners
                               General Partner

                          By:  ML Opportunity Management Inc.



Dated: November 14, 1997  /s/ Kevin K. Albert
                              Kevin K. Albert
                              Director and President


Dated: November 14, 1997  /s/ Robert F. Aufenanger
                              Robert F. Aufenanger
                              Director and Executive Vice President


Dated: November 14, 1997  /s/ Diane T. Herte
                              Diane T. Herte
                              Treasurer
                              (principal accounting officer and
                               principal financial officer
                               of the Registrant)