Form 10-K
period 1997-12-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1998-03-31
CIK 818080

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549





                            FORM 10-K



             ANNUAL REPORT PURSUANT TO SECTION 13 OR

          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended

                        December 31, 1997



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

Incorporated ("Merrill Lynch").  RPOM is organized as a limited partnership under Delaware law, the general partners of which are

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



Registrant received initial capitalization of $4,000 and $100 from the General Partner and initial limited partners,

respectively.  On January 14, 1988, Registrant commenced the offering through Merrill Lynch of up to 120,000 units of limited partnership interest ("Units") at $1,000 per Unit.  On March 23,

1988 and April 27, 1988, Registrant had its first and second closings on the sale of 99,131 and 13,016 Units, respectively,

thereby admitting additional limited partners to Registrant.  As of December 31, 1997, total limited partners' and General

Partner's capital contributions were $112,147,100 and $1,132,800,

respectively.



Media Properties



Registrant has completed the sale of all its Media properties as follows:



As of July 1, 1993, Registrant entered into three

  transactions to sell the business of International Media

  Publishing, L.P. ("IMPLP")/International Media Publishing, Inc.

  ("IMPI") and Intelidata Limited ("Intelidata").  On August 27,

  1997, Registrant received the final deferred sale payment arising from the July 1, 1993 sale of its interest in IMPLP and

  Intelidata;



On September 30, 1993, Maryland Cable (as defined below)

  consummated the sale of cable television systems owned and operated in Leesburg, Virginia;



On May 18, 1994, Registrant completed the sale of the assets of its cable television systems in North Carolina (the "Windsor

  Systems");



Effective September 30, 1994, Registrant disposed of the

  business and assets of its cable television systems in Maryland

  ("Maryland Cable");



On February 21, 1995, Registrant completed the sale of its

  radio station in Virginia ("WMXN-FM");



On September 15, 1995, TCS Television Inc. ("TCS Inc.")

  completed the sale of all of the outstanding capital stock of

  Avant Development Corporation, the corporation which owned television station WRBL-TV ("Avant");



On May 29, 1996, Registrant sold all of its shares of

  Western Wireless Corporation ("WWC") in an initial public

  offering of shares of common stock of WWC;



On May 31, 1996, Registrant completed the sale of films and

  other projects developed by Paradigm Entertainment, L.P.

  ("Paradigm"), a California based company and a participating interest in Bob Banner Associates Development ("BBAD");



On April 15, 1997, TCS Television Partners, L.P. ("TCS") and

  TCS Inc. sold all of the outstanding stock of Fabri Development

  Corporation ("Fabri"); and



On September 22, 1997, Registrant completed the sale of its

  interest in MV Technology Limited ("MVT").



As of September 22, 1997, with the closing of the sale of MVT,

Registrant disposed of its last Media Business (as defined in the

Amended and Restated Agreement of Limited Partnership (the

"Partnership Agreement")).  The only former investments as to which Registrant retains an obligation to advance funds relates to its former investments in IMPLP, IMPI, Intelidata, Paradigm and the Windsor Systems, which in the aggregate equals

approximately $1.4 million.  In addition, certain obligations and contingent liabilities of approximately $4.7 million relating to the sale of the TCS stations remain outstanding. These amounts are recorded as liabilities as of December 31, 1997 in the

financial statements of Registrant.  Registrant is attempting to resolve these obligations as soon as practicable.



As a result of the outstanding litigation, Registrant expects a delay in its liquidation (see Item 3).



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

"Windsor Note").



On May 18, 1994, Registrant sold the assets of the Windsor

Systems for $3,443,200, subject to post-closing adjustments.  At closing, Registrant repaid the $2,050,058 of principal and

interest then due under the Windsor Note, as required by the terms of the Windsor Note.  In addition, as required by the Asset

Purchase Agreement, at closing, $342,160 (the "Escrowed Monies")

was placed into two separate escrow accounts to cover the

potential costs of improving pole attachments and other possible post-closing expenses.  The remaining $1,050,982 in sales

proceeds was applied or reserved to pay closing costs of the transaction and certain pre-closing liabilities to third parties other than the buyer.  As of December 31, 1997, such reserved amounts are reflected as liabilities in the Consolidated Balance

Sheet.



On August 29, 1996, approximately $190,000 was received by

Registrant as final settlement for post-closing adjustments

related to the sale of the Windsor Systems.  As of September 30,

1996, Escrowed Monies of approximately $279,000 plus

approximately $34,000 of interest was received by Registrant in full settlement of the post-closing expense escrow. In addition,

Escrowed Monies of approximately $63,000 plus approximately

$8,000 of interest was distributed to the buyer in full

settlement of the pole attachment escrow.  As of December 31,

1996, no further amounts related to the Windsor Systems remain in escrow.



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



On September 15, 1995, TCS Inc. completed the sale to The Spartan

Radiocasting Company ("Spartan") of all of the outstanding

capital stock of Avant, a 100% owned corporate subsidiary of TCS

Inc., which owns WRBL-TV, for a net sales price of $22.7 million.

From the proceeds of the sale, a reserve of approximately $1.4 million was established to cover certain expenses and liabilities relating to the sale and $1,250,000 was deposited into an

indemnity escrow account to secure TCS Inc.'s indemnification obligations to Spartan for taxes and other liabilities.  In

addition, approximately $18.9 million was applied to repay a portion of TCS' total indebtedness, which was secured by a pledge of the shares of Fabri.  Approximately $1.1 million was applied to closing costs.  Registrant recognized a gain, for financial reporting purposes, on the sale of Avant of approximately $17.6 million, partially offset by a reserve for estimated losses on such future sale of the remaining television stations of TCS of approximately $9.9 million.  During 1997, $1 million plus accrued interest of approximately $74,000 was returned to TCS from the indemnity escrow relating to the sale of Avant.



On April 15, 1997, TCS and TCS Inc. (jointly, the "Sellers"),

completed the sale to Nexstar Broadcasting Group, L.L.C.

("Nexstar") of all of the outstanding capital stock of Fabri.

Before the consummation of the sale, Nexstar assigned its rights under the Stock Purchase Agreement (the "Stock Purchase

Agreement") to Nexstar Broadcasting of the Midwest Inc.  The base purchase price for the outstanding shares of Fabri was

$31,323,922 after a working capital adjustment.  Pursuant to the terms of the Stock Purchase Agreement and the Sub-Debt Proceeds

Sharing Agreement, after application of the proceeds generated by the sale to the payment of transaction expenses resulting from the sale and to the establishment of two separate escrow accounts totaling $1,750,000, the remaining proceeds received from the sale were applied as follows: $23,757,072 to repay certain

amounts to TCS's lenders; $1,022,534 to repay outstanding

principal and accrued interest on a loan made to TCS by

Registrant; and $2,604,601 and $1,736,400 to pay Registrant and

Commonwealth Capital Partners, L.P., respectively, their share of certain accrued and unpaid consulting fees.  During 1997 and early 1998, $1,750,000 plus accrued interest of approximately

$63,000 was returned to TCS from escrows related to the sale of

Fabri.  The escrow accounts are included in cash and cash

equivalents as of December 31, 1997, in the accompanying

financial statements.  Registrant recorded income of $5,359,986 during 1997 related to the sale of TCS (see Note 4).



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

These liabilities are reflected in the Consolidated Balance Sheet as of December 31, 1997.



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



During 1995, the Media Ventures Companies continued to distribute television programs, to monitor the Teletext investment held by

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

$543,000 at then-current exchange rates) from EMP, Ltd. to a newly formed entity, MVT.  After the transfer, Registrant owned

13.8% of the issued common shares of MVT, while EMP, Ltd. owned the remaining 86.2%.  MVT's purpose was to manage its sole asset,

a 10% interest in Teletext, a United Kingdom corporation

organized to acquire United Kingdom franchising rights to provide data in text form to television viewers via television broadcast sidebands.  Registrant had held an indirect 1.38% interest in

Teletext.  MVT paid an annual fee to EMP, Ltd. for management services provided by EMP, Ltd. in connection with overseeing

MVT's investment in Teletext.  Following the restructuring,

Registrant no longer had any interest in EMP, Ltd.



Registrant had the right to require EMP, Ltd. to purchase

Registrant's interest in MVT at any time between December 31,

1994 and December 31, 1997.  EMP, Ltd. had the right to require

Registrant to sell Registrant's interest in MVT to EMP, Ltd. at any time between September 30, 1995 and September 30, 1998. In

January, 1996, EMP, Ltd. exercised its right to require

Registrant to sell its interest in MVT to EMP, Ltd., and notified

Registrant of its intention to acquire Registrant's interest.



On September 22, 1997, Registrant, pursuant to the option

exercised by EMP, Ltd., completed the sale of its investment, a restructed 13.8% ownership interest in MVT for approximately

$481,000.



During 1996 and 1995, Registrant received approximately $108,000 and $87,000, respectively, in dividends from MVT.



IMPLP/IMPI and Intelidata



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

Romtec.  In addition, certain liabilities of Intelidata were assumed by Romtec.  During 1997, it was determined that no

consideration would be payable from the sale to Romtec.  As a result of the above activity, Registrant has no remaining

interests in IMP/Intelidata.



Subsequent to the sale of the businesses, Registrant advanced net additional funds totaling approximately $130,000 through December

31, 1997 to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors.

Registrant anticipates that it will make additional such advances to IMPLP/IMPI and Intelidata during 1998.  These obligations are reflected as a liability in the Registrant's Consolidated Balance

Sheet as of December 31, 1997.



On August 27, 1997, Registrant received approximately $160,000 representing the final deferred sale payment arising from the

July 1, 1993 sale of its interest in IMPLP and Intelidata.



Employees.



As of December 31, 1997, Registrant and its consolidated

subsidiaries did not employ any persons.  The business of

Registrant is managed by the General Partner.  RPOM, MLOM and ML

Leasing Management Inc., all affiliates of the General Partner,

employ individuals who perform the management and administrative services for Registrant.



Item 2.   Properties.



The offices of RPOM and MLOM are located at 350 Park Avenue -

16th Floor, New York, New York 10022 and at The World Financial

Center, South Tower - 14th Floor, New York, New York,  10080-

6114; respectively.



Item 3.   Legal Proceedings.



On August 29, 1997, a purported class action was commenced in New

York Supreme Court, New York County, on behalf of the limited partners of Registrant, against Registrant, Registrant's general partner, Media Opportunity Management Partners (the "General

Partner"), the General Partner's two partners, ML Opportunity

Management Inc. ("MLOM") and RP Opportunity Management, L.P.

("RPOM"), Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce,

Fenner & Smith Incorporated ("Merrill Lynch").  The action

concerns Registrant's payment of certain management fees and expenses to the General Partner and the payment of certain

purported fees to an affiliate of RPOM.



Specifically, the plaintiffs allege breach of the Partnership

Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1)

improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of

$18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3)

improperly paid MultiVision Cable TV Corp., an affiliate of RPOM,

supposedly duplicative management fees in an amount in excess of

$6 million.  In addition, plaintiffs assert a claim for quantum meruit, seeking credit for, and counsel fees based on, the

benefit supposedly received by the limited partners as a result of a voluntary payment by Merrill Lynch to Registrant in March

1997 in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by

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

Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive

damages.  On December 12, 1997, defendants served a motion to dismiss the complaint and each claim for relief therein.

Plaintiffs' response to the defendants' motion was served on

March 20, 1998.  Defendants' reply to plaintiffs' response is due on April 29, 1998.  Defendants believe that they have good and meritorious defenses to the action.



The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed suit by reason of any alleged act or omission arising out of such person's

activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions.  In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein:

the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc. and

Merrill Lynch.  As of December 31, 1997, Registrant accrued

approximately $160,000 for legal costs incurred through December

31, 1997, relating to such indemnification.



Registrant is not aware of any other material legal proceedings.



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



As of February 5, 1998, the number of owners of Units was 14,763.



Beginning with the December 1994 client account statements,

Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill

Lynch") implemented new guidelines for reporting estimated values of limited partnerships and other direct investments on client account statements.  As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Registrant may continue to provide its estimate of net asset value to Unit

holders.  Pursuant to the new guidelines, Merrill Lynch will report estimated values for limited partnership interests

originally sold by Merrill Lynch(such as Registrant's Units) two times per year. Such estimated values will be provided to Merrill

Lynch by independent valuation services based on financial and other information available to the independent services on (1)

the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and on (2) March 31st for reporting on June month-end and subsequent client account

statements through the November month-end client account

statements of the same year.  Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value.  The estimated values provided by the independent services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units.  In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value amount upon the liquidation of Registrant's assets over its remaining life.



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

1997, Registrant made a cash distribution of $23,671,989 to its limited partners of record as of March 24, 1997.  See the

"Liquidity and Capital Resources" section of Item 7 "Management's

Discussions and Analysis of Financial Condition and Results of

Operations" for additional information regarding the April 1997 cash distribution.





Item 6.   Selected Financial Data.





                         Year Ended     Year Ended     Year Ended
                        December 31,   December 31,   December 31,
                              1993           1994           1995
Interest income          $    130,302    $    430,730   $    105,808

Loss from Partnership
operations               (4,093,928)     (3,101,614)    (2,270,461)
Loss from Discontinued
operations              (30,223,491)    (10,426,057)              -
Gain on Sale of
Discontinued
operations                         -         600,000      9,471,059
Extraordinary Item                  -     130,330,596              -
Cash distributions
paid to partners                   -       9,062,384      2,945,275

Per Unit of Limited
Partnership Interest:

Loss from Partnership
operations              $     (36.14   $     (27.38)  $     (20.04)
                                   )
Loss from Discontinued
operations                  (266.80)         (92.04)              -
Gain on Sale of
Discontinued
operations                         -            5.30          83.61
Extraordinary Item                  -        1,150.52              -
Cash distributions
paid to partners                   -           80.00          26.00


                           As of          As of          As of
                        December 31,   December 31,   December 31,
                              1993           1994           1995
Total Assets             $  5,307,240    $  3,950,040   $  2,889,001


Number of Units             112,147.1       112,147.1      112,147.1




                           Year Ended      Year Ended
                          December 31,    December 31,
                                1996            1997
Interest income             $    290,820     $    260,438
Income/(Loss) from
Partnership operations       21,433,458        (995,105)
Income from Discontinued
operations                       81,799        5,359,986
Cash distributions paid
to partners                  24,241,877       23,671,989

Per Unit of Limited
Partnership Interest:

Income/(Loss) from
Partnership operations     $     189.21    $      (8.78)
Income from Discontinued
operations                          .72            47.31
Cash distributions paid
to partners                      214.00           211.08


                              As of           As of
                          December 31,    December 31,
                                1996            1997
Total Assets                $  2,387,661     $ 13,361,127

Number of Units               112,147.1        112,147.1





Item 7. Management's Discussion and Analysis of Financial

        Condition and Results of Operations.



Liquidity and Capital Resources.



As of December 31, 1997, Registrant had $13,324,291 in cash and cash equivalents, approximately $6.4 million of which is held at the TCS level pending the resolution of TCS' obligations and contingent liabilities.  Registrant's ongoing cash needs will be to fund its existing obligations and required working capital as well as providing for costs and expenses related to the purported class action lawsuit described below.  The General Partner

currently anticipates that the pendency of the lawsuit, the

claims against the Registrant for indemnification, and the

related costs, expenses and involvement of management, will

adversely effect (a) the timing of the dissolution of Registrant,

(b) the timing of the distribution to the limited partners of any remaining net proceeds of the Registrant and (c) the amount of proceeds which may be available for distribution.



As of September 22, 1997, with the closing of the sale of MV

Technology Limited ("MVT"), Registrant disposed of its last Media

Business (as defined in the Amended and Restated Agreement of

Limited Partnership (the "Partnership Agreement")).  The only former investments as to which Registrant retains an obligation to advance funds relates to its former investments in

International Media Publishing, L.P. ("IMPLP"), International

Media Publishing Inc. ("IMPI"), Intelidata Limited

("Intelidata"), Paradigm Entertainment, L.P. ("Paradigm") and the

Windsor Systems, which in the aggregate equals approximately $1.4 million.  In addition, certain obligations and contingent

liabilities of approximately $4.7 million relating to the sale of the TCS stations remain outstanding.  These amounts are recorded as liabilities as of December 31, 1997 in the financial

statements of Registrant.  Registrant is attempting to resolve these obligations as soon as practicable.



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

$1,000 limited partnership unit ("Unit"), to limited partners of record as of March 24, 1997. The Cash Payment has been treated in the accompanying financial statements as a capital contribution by the General Partner and simultaneously as a transfer to the limited partners' capital.



Also, pursuant to the Amendment, Registrant's obligation to pay a

Partnership Management Fee and a Property Management Fee for 1996

and subsequent periods has been terminated.  However, the General

Partner continued to provide services on behalf of Registrant.

In accordance with the Amendment, Registrant has no obligation to pay for these services and will not pay for such services.

However, in accordance with generally accepted accounting

principles, for financial reporting purposes, an amount equal to these services for 1997 of $1,869,597 has been treated in the accompanying income statements as an expense with a corresponding increase in General Partner's capital.  Similarly, an amount representing these services for 1996 of $2,144,597 was treated as an increase in General Partner's capital and a reduction of

management fee payable in the Partnership's first quarter 1997 financial statements.  In conjunction with the General Partner's capital increases mentioned above, a transfer was made to the limited partners' capital in an aggregate amount of $3,974,052 during 1997, which represents the limited partners' share (99%)

of the capital contribution of such services.  The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.



In addition, in 1997, Merrill Lynch paid certain expenses of

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

Partner"), the General Partner's two partners, ML Opportunity

Management Inc. ("MLOM") and RP Opportunity Management, L.P.

("RPOM"), Merrill Lynch & Co., Inc. and Merrill Lynch.  The

action concerns Registrant's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPOM.



Specifically, the plaintiffs allege breach of the Partnership

Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1)

improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of

$18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3)

improperly paid MultiVision Cable TV Corp., an affiliate of RPOM,

supposedly duplicative management fees in an amount in excess of

$6 million.  In addition, plaintiffs assert a claim for quantum meruit, seeking credit for, and counsel fees based on, the

benefit supposedly received by the limited partners as a result of a voluntary payment by Merrill Lynch to Registrant in March

1997 in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by

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

Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive

damages.  On December 12, 1997, defendants served a motion to dismiss the complaint and each claim for relief therein.

Plaintiffs' response to the defendants' motion was served on

March 20, 1998. Defendants' reply to plaintiffs' response is due on April 29, 1998.  Defendants believe that they have good and meritorious defenses to the action.



The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed suit by reason of any alleged act or omission arising out of such person's

activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions.  In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein:

the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc. and

Merrill Lynch.  As of December 31, 1997, Registrant accrued

approximately $160,000 for legal costs incurred through December

31, 1997, relating to such indemnification.



Results of Operations.



1997



Registrant generated net income of approximately $4.4 million in

1997, which was comprised of the following components: (1) the recognition of approximately $5.4 million in income resulting from the sale of TCS; (2) one-time gains on the sale of MVT and

IMP/Intelidata of approximately $481,000 and $160,000,

respectively, and (3) interest income of approximately $260,000;

partially offset by services provided by the General Partner of approximately $1.9 million and general and administrative

expenses of approximately $198,000.



Pursuant to the Amendment, Registrant's obligation to pay

management fees for 1996 and subsequent periods has been

terminated.  However, during 1996 and subsequent periods, the

General Partner will provide services on behalf of Registrant.

In accordance with the Amendment, Registrant has no obligation to pay for these services and will not pay for such services.

However, in accordance with generally accepted accounting

principles, for financial reporting purposes, an amount equal to these services is treated as an expense with a corresponding increase in General Partner's capital.  The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.



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



1997 vs. 1996



The decrease in net income of approximately $17.2 million from

1996 is primarily attributable to the one-time gain in 1996 on the sale of the stock of WWC of approximately $22.8 million,

partially offset by the recognition of approximately $5.4 million in income resulting from the sale of TCS.



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



Forward Looking Information



In addition to historical information contained or incorporated by reference in this report on Form 10-K, Registrant may make or publish forward-looking statements about management expectations,

strategic objectives, business prospects, anticipated financial performance, and other similar matters.  In order to comply with the terms of the safe harbor for such statements provided by the

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

States and throughout the world, and the other risks and

uncertainties detailed in this Form 10-K.  Registrant undertakes no responsibility to update publicly or revise any forward-

looking statements.



Item 8.   Financial Statements and Supplementary Data.

               TABLE OF CONTENTS

      ML Media Opportunity Partners, L.P.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31,
1997 and 1996

Consolidated Income Statements for the three years ended December 31, 1997

Consolidated Statements of Cash Flows for the three years ended December 31, 1997

Consolidated Statements of Changes in Partners'
Capital/(Deficit) for the three years ended
December 31, 1997

Notes to Consolidated Financial Statements for the three years ended December 31, 1997

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

Partnership and its affiliated entities as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December

31, 1997 in conformity with generally accepted accounting

principles.





/s/ Deloitte & Touche LLP

New York, New York

March 20, 1998







              ML MEDIA OPPORTUNITY PARTNERS, L.P.
                  CONSOLIDATED BALANCE SHEETS
                AS OF DECEMBER 31, 1997 AND 1996



                             Notes       1997            1996
ASSETS:
Cash and cash equivalents               $13,324,291      $ 2,383,444
Interest and other
receivables                                 36,836            4,217
TOTAL ASSETS                            $13,361,127      $ 2,387,661

LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT):
Liabilities:
Accounts payable and accrued
liabilities                            $ 6,396,354      $ 1,671,454
Management fee payable                            -        2,144,597
Net Liabilities of
Discontinued Operations:
Production Segment                               -           58,912
Television and Radio Station
Segment                                          -                -
Total Liabilities                        6,396,354        3,874,963

Commitments and Contingencies
                              2,7










(Continued on the following page.)



                ML MEDIA OPPORTUNITY PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND 1996
                            (continued)



                                   Notes      1997          1996
Partners' Capital/(Deficit):

General Partner:
Capital contributions, net of
offering expenses                             1,019,428     1,019,428
Additional capital contributions      2       27,759,183             -
Transfer from General Partner
to Limited partners                  2     (27,718,311)             -
Cash distributions                             (362,496)     (362,496)
Cumulative loss                                (607,664)     (651,313)
                                                  90,140         5,619
Limited partners:
Capital contributions, net of
offering expenses (112,147.1
Units of Limited Partnership
Interest)                                   100,914,316   100,914,316
Transfer from General Partner
to Limited partners                  2       27,718,311             -
Tax allowance cash distribution              (2,040,121)   (2,040,121)
Other cash distributions              2     (59,559,029)  (35,887,040)
Cumulative loss                             (60,158,844)  (64,480,076)
                                               6,874,633   (1,492,921)
Total Partners' Capital/(Deficit)              6,964,773   (1,487,302)
TOTAL LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT)                          $ 13,361,127  $  2,387,661



See Notes to Consolidated Financial Statements.







                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                    CONSOLIDATED INCOME STATEMENTS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1997



                                 1997           1996           1995

Interest income              $   260,438     $   290,820    $   105,808
Other income                     170,718         555,489        236,283
Gain on Sale of:
 MVT                            481,200               -              -
 IMP/Intelidata                 159,901               -              -
 Western Wireless
  Corporation stock                   -      22,843,249              -
                               1,072,257      23,689,558        342,091
Partnership
Operating Expenses:

General and
administrative                  197,765         111,503        228,486
Services provided by
the General Partner
                              1,869,597       2,144,597      2,384,066
                               2,067,362       2,256,100      2,612,552
(Loss)/Income from
Partnership
operations                    (995,105)      21,433,458    (2,270,461)

Discontinued
operations:
Income from
Discontinued
operations of:
Production Segment
                                      -          81,799              -
Television and Radio
Station Segment
                              5,359,986               -              -

(Continued on the following page.)






                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                   CONSOLIDATED INCOME STATEMENTS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                             (continued)
                                 1997           1996           1995

Gain on Sale of
Discontinued
Television and
Radio Station
Segment                               -               -      9,471,059

Income from
discontinued
operations                    5,359,986          81,799      9,471,059

NET INCOME                   $ 4,364,881     $21,515,257    $ 7,200,598

Per Unit of Limited
Partnership
Interest:

(Loss)/Income from
Partnership
operations                 $     (8.78)     $    189.21   $    (20.04)

Income from
discontinued
operations                        47.31             .72              -

Gain on sale of
discontinued
operations                            -               -          83.61

NET INCOME                   $     38.53     $    189.93    $     63.57

Number of Units                112,147.1       112,147.1      112,147.1

See Notes to Consolidated Financial Statements.






                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                               1997           1996           1995
Cash flows from operating
activities:

Net Income                 $  4,364,881    $ 21,515,257    $ 7,200,598


Adjustments to reconcile
 net income to net
 cash provided by/(used
 in) operating
activities:

  Services provided by
   the General Partner        1,869,597               -              -

  Income from
   discontinued             (5,359,986)               -              -
operations

  Gain on sale of
   Discontinued
Television
   and Radio Station                  -               -    (9,471,059)
   Segment

  Gain on sale of MVT         (481,200)               -              -

  Gain on sale of
   IMP/Intelidata             (159,901)               -              -

  Gain on sale of
   Western Wireless
   Corporation stock                  -    (22,843,249)              -




(Continued on the following page.)








                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                             (continued)

                                1997           1996          1995

Changes in operating
 assets and liabilities:

  Accounts payable and
   accrued liabilities         4,724,900         120,309       820,684

  Interest and other
   receivables                  (32,619)         (2,904)         3,866

  Other assets                         -          86,041       446,681

  Management fee payable               -       2,144,597             -

Change in Net Liabilities
 of Discontinued Operations
 - Production Segment           (58,912)        (81,799)             -

Net cash provided
 by/(used in) operating
 activities                    4,866,760         938,252     (999,230)




(Continued on the following page.)







                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                             (continued)

                                1997          1996           1995


Cash flows from investing
 activities:

Proceeds from discontinued
 operations                   5,359,986               -             -

Net proceeds from
 sale of Western Wireless
 Corporation stock                    -      24,147,088             -

Net proceeds from sale of
 radio station WMXN-FM                -               -     3,334,013

Proceeds from sale of MVT       481,200               -             -

Proceeds from sale of
IMP/Intelidata                  159,901               -             -

Net cash provided by
 investing activities         6,001,087      24,147,088     3,334,013





(Continued on the following page.)



                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                             (continued)

                              1997           1996           1995
Cash flows from financing
 activities:
Additional capital
 contributions               23,744,989              -              -
Cash distributions         (23,671,989)   (24,241,877)    (2,945,275)
Net cash provided
 by/(used in) financing
 activities                      73,000   (24,241,877)    (2,945,275)
Net increase/(decrease)
 in cash and cash
 equivalents                 10,940,847        843,463      (610,492)
Cash and cash
equivalents                   2,383,444      1,539,981      2,150,473
 at beginning of year
Cash and cash equiva-
 lents at end of year      $ 13,324,291   $  2,383,444    $ 1,539,981
Cash paid for interest
 by TCS                    $  2,290,177   $  1,269,914    $ 3,138,731






See Notes to Consolidated Financial Statements.







                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/(DEFICIT)
             FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                          General         Limited
                          Partner        Partners         Total

1995:

Partners' Deficit
as of January 1, 1995   $     (9,668)   $ (3,006,337)  $ (3,016,005)

Net Income                     72,006       7,128,592      7,200,598

Cash Distribution            (29,453)     (2,915,822)    (2,945,275)

Partners' Capital
as of December 31,
1995                           32,885       1,206,433      1,239,318

1996:

Net Income                    215,153      21,300,104     21,515,257

Cash Distribution           (242,419)    (23,999,458)   (24,241,877)

Partners'
Capital/(Deficit)
as of December 31,
1996                            5,619     (1,492,921)    (1,487,302)

1997:

Net Income                     43,649       4,321,232      4,364,881

Additional capital
contributions              27,759,183               -     27,759,183

Transfer from General
Partner to Limited
Partners                 (27,718,311)      27,718,311              -

Cash Distribution                   -    (23,671,989)   (23,671,989)

Partners' Capital as
of December 31, 1997     $     90,140    $  6,874,633   $  6,964,773

See Notes to Consolidated Financial Statements.



               ML MEDIA OPPORTUNITY PARTNERS, L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997





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

L.P. ("RPOM"), a limited partnership under Delaware law, and ML

Opportunity Management Inc. ("MLOM"), a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc.

The General Partner was formed for the purpose of acting as

general partner of the Partnership.  The General Partner's total capital contribution amounted to $1,132,800 which represents 1%

of the total Partnership capital contributions.



Pursuant to the terms of the Amended and Restated Agreement of

Limited Partnership (the "Partnership Agreement"), the General

Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership.  The limited partners are not liable for the obligations of the Partnership in excess of the amount of their contributed capital.



The Partnership was formed to acquire, finance, hold, develop,

improve, maintain, operate, lease, sell, exchange, dispose of and otherwise invest in and deal with media businesses and direct and indirect interests therein.  As of September 22, 1997, with the closing of the sale of MV Technology Limited ("MVT"), the

Partnership disposed of its last Media Business (as defined in the Partnership Agreement).



Reclassifications



Certain reclassifications were made to the 1996 and 1995

financial statements to conform with the current period's

presentation.



Basis of Accounting and Fiscal Year



The Partnership's records are maintained on the accrual basis of

accounting for financial reporting and tax purposes.   Prior to

their dispositions, MVT and General Cellular Corporation

("GCC")/Western Wireless Corporation ("WWC") were accounted for on the cost method of accounting.  The fiscal year of the

Partnership is the calendar year.



See Note 3 regarding discontinued operations.



Fair Value of Financial Instruments



Statement of Financial Accounting Standards ("SFAS") No. 107,

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

Income Taxes

The Partnership accounts for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". No provision for income taxes has been made for the Partnership because all income and losses are allocated to the partners for inclusion in their respective tax returns. However, the Partnership owns certain entities which are consolidated in the accompanying financial statements which are taxable entities.

For entities owned by the Partnership which are consolidated in the accompanying financial statements, SFAS No. 109 requires the recognition of deferred income taxes for the tax consequences of differences between the bases of assets and liabilities for income tax and financial statement reporting, based on enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For the Partnership, SFAS No. 109 requires the disclosure of the difference between the tax bases and the reported amounts of the Partnership's assets and liabilities (see
Note 6).

Cash Equivalents

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents.

2.   Liquidity and Summary of Investment Status

As of December 31, 1997 and 1996 the Partnership had $13,324,291 and $2,383,444 in cash and cash equivalents.

The only former investments as to which the Partnership retains an obligation to advance funds relates to its former investments in International Media Publishing, L.P. ("IMPLP"), International Media Publishing Inc. ("IMPI"), Intelidata Limited ("Intelidata"), Paradigm Entertainment, L.P. ("Paradigm") and the Windsor Systems, which in the aggregate equals approximately $1.4 million. In addition, certain obligations and contingent liabilities of approximately $4.7 million relating to the sale of the TCS stations remain outstanding. These amounts are recorded as liabilities as of December 31, 1997 in the financial statements of the Partnership. The Partnership is attempting to resolve these obligations as soon as practicable.

As a result of the outstanding litigation, the Partnership expects a delay in its liquidation (see Note 7).

On March 27, 1997, the Partnership received a voluntary cash payment of $23,671,989 (the "Cash Payment") from Merrill Lynch Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), an affiliate of the General Partner, for distribution to limited partners. Pursuant to an amendment to the Partnership Agreement dated March 24, 1997 (the "Amendment"), the Cash Payment was distributable solely to limited partners. On April 2, 1997, the Partnership distributed all the proceeds of the Cash Payment, or $211.08 per $1,000 limited partnership unit ("Unit"), to limited partners of record as of March 24, 1997. The Cash Payment has been treated in the accompanying financial statements as a capital contribution by the General Partner and simultaneously as a transfer to the limited partners' capital.

Also, pursuant to the Amendment, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods has been terminated. However, the General Partner continued to provide services on behalf of the Partnership. In accordance with the Amendment, the Partnership has no obligation to pay for these services and will not pay for such services. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for 1997 of $1,869,597 has been treated in the accompanying income statements as an expense with a corresponding increase in General Partner's capital.
Similarly, an amount representing these services for 1996 of $2,144,597 was treated as an increase in General Partner's capital and a reduction of management fee payable in the Partnership's first quarter 1997 financial statements. In conjunction with the General Partner's capital increases mentioned above, a transfer was made to the limited partners' capital in an aggregate amount of $3,974,052 during 1997, which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

TCS Television Partners, L.P.

On September 15, 1995, TCS Television Inc. ("TCS Inc."). completed the sale to The Spartan Radiocasting Company ("Spartan") of all of the outstanding capital stock of Avant Development Corporation ("Avant"), a 100% owned corporate subsidiary of TCS Inc., which owned WRBL-TV, for a net sales price of $22.7 million. From the proceeds of the sale, a reserve of approximately $1.4 million was established to cover certain expenses and liabilities relating to the sale and $1,250,000 was deposited into an indemnity escrow account to secure TCS Inc.'s indemnification obligations to Spartan for taxes and other liabilities. In addition, approximately $18.9 million was applied to repay a portion of TCS Television Partners, L.P.'s ("TCS") total indebtedness, which was secured by a pledge of the shares of Fabri Development Corporation ("Fabri"). Approximately $1.1 million was applied to closing costs. The Partnership recognized a gain, for financial reporting purposes, on the sale of Avant of approximately $17.6 million, partially offset by a reserve for estimated losses on such future sale of the remaining television stations of TCS of approximately $9.9 million (see
Note 3). During 1997, $1 million plus accrued interest of approximately $74,000 was returned to TCS from the indemnity escrow related to the sale of Avant.

TCS entered into an agreement (the "Sub-Debt Proceeds Sharing Agreement") dated September 17, 1996, with the holders of its subordinated debt under which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of such TCS stations in accordance with a formula set forth in such agreement.

On April 15, 1997, TCS and TCS Inc. (jointly, the "Sellers"), completed the sale to Nexstar Broadcasting Group, L.L.C., ("Nexstar") of all of the outstanding capital stock of Fabri. Fabri, a 100% owned corporate subsidiary of TCS Inc., owned two television stations, WTWO-TV in Terre Haute, Indiana and KQTV in St. Joseph, Missouri. Before the consummation of the sale, Nexstar assigned its rights under the Stock Purchase Agreement (the "Stock Purchase Agreement") to Nexstar Broadcasting of the Midwest Inc. The base purchase price for the outstanding shares of Fabri was $31,323,922 after a working capital adjustment. Pursuant to the terms of the Stock Purchase Agreement and the Sub-Debt Proceeds Sharing Agreement, after application of the proceeds generated by the sale to the payment of transaction expenses resulting from the sale and to the establishment of two separate escrow accounts totaling $1,750,000, the remaining proceeds received from the sale were applied as follows:
$23,757,072 to repay certain amounts to TCS's lenders; $1,022,534 to repay outstanding principal and accrued interest on a loan made to TCS by the Partnership; and $2,604,601 and $1,736,400 to pay the Partnership and Commonwealth Capital Partners, L.P., respectively, their share of certain accrued and unpaid consulting fees. During 1997 and early 1998, $1,750,000 plus accrued interest of approximately $63,000 was returned to TCS from escrows related to the sale of Fabri. The escrow accounts are included in cash and cash equivalents as of December 31, 1997, in the accompanying financial statements. The Partnership recorded income of $5,359,986 during 1997 (see Note 4) related to the sale of TCS.

Refer to Note 4 for further information regarding TCS's debt.

Investments and EMP, Ltd. and MVT

Effective August 12, 1994, the Partnership owned 13.8% of the issued common shares of MVT, while EMP, Ltd. owned the remaining 86.2%. MVT's purpose was to manage its sole asset, a 10% interest in Teletext, a United Kingdom corporation organized to acquire United Kingdom franchising rights to provide data in text form to television viewers via television broadcast sidebands. The Partnership had held an indirect 1.38% interest in Teletext. MVT paid an annual fee to EMP, Ltd. for management services provided by EMP, Ltd. in connection with overseeing MVT's investment in Teletext. Following the restructuring, the Partnership no longer had any interest in EMP, Ltd.

In January, 1996, EMP, Ltd. exercised its right to require the Partnership to sell its interest in MVT to EMP, Ltd. and notified the Partnership of its intention to acquire the Partnership's interest. On September 22, 1997, the Partnership, pursuant to the option exercised by EMP, Ltd., completed the sale of its remaining investment, a restructed 13.8% ownership interest in MVT for approximately $481,000.

During 1995 and 1996, the Partnership received approximately
$108,000 and $87,000, respectively, in dividends from MVT.

Maryland Cable

During 1995, the Partnership received an additional management fee of $128,212 for managing the Maryland Cable Systems from January 1, 1994 through September 30, 1994. The Maryland Cable
Systems were disposed of by the Partnership in 1994.

Sale of Windsor

On May 18, 1994, the Partnership sold the assets of its cable television systems in North Carolina (the "Windsor Systems") for $3,443,200, subject to post-closing adjustments. At closing, the Partnership repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the Windsor Note. In addition, as required by the Asset Purchase Agreement, at closing, $342,160 (the "Escrowed Monies") was placed into two separate escrow accounts to cover the potential costs of improving pole attachments and other possible post-closing expenses. The remaining $1,050,982 in sales proceeds was applied or reserved to pay closing costs of the transaction and certain pre-closing liabilities to third parties other than the buyer. As of December 31, 1997, such reserved amounts are reflected as liabilities in the Consolidated Balance Sheet.

On August 29, 1996, approximately $190,000 was received by the Partnership as final settlement for post-closing adjustments related to the sale of the Windsor Systems. As of September 30, 1996, Escrowed Monies of approximately $279,000 plus approximately $34,000 of interest was received by the Partnership in full settlement of the post-closing expense escrow. In addition, Escrowed Monies of approximately $63,000 plus approximately $8,000 of interest was distributed to the buyer in full settlement of the pole attachment escrow. As of December 31, 1996, no further amounts related to the Windsor Systems remain in escrow.

The Partnership recognized a gain of approximately $469,000 in 1996 for settlement of escrows and other post-closing adjustments related to the sale of the Windsor Systems.

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

On July 29, 1996, the Partnership made a cash distribution to limited partners of record on May 31, 1996, of $214 per Unit totaling $23,999,458 and $242,419 to the General Partner of net distributable sale proceeds from the sale of its stock of WWC and the remaining interests in films and other projects developed by Paradigm (see below).

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

Subsequent to the sale of the businesses, the Partnership advanced net additional funds totaling approximately $130,000 through December 31, 1997 to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors. The Partnership anticipates that it will make additional such advances to IMPLP/IMPI and Intelidata during 1998. These obligations are reflected as a liability in the Partnership's Consolidated Balance Sheet as of December 31, 1997.

On August 27, 1997, the Partnership received and recognized a gain for financial reporting purposes of approximately $160,000 representing the final deferred sale payment arising from the July 1, 1993 sale of its interest in IMPLP and Intelidata. These funds represented the contractual royalty fee for sales generated by Intelidata since the 1993 sale.

Paradigm/BBAD

During 1996, the Partnership received $135,000 from Paradigm's sale of the Partnership's remaining interests in the films and other projects developed by Paradigm. The Partnership recognized a gain for financial reporting purposes of $135,000 on the sale of the films and other projects in 1996, offset by operational losses of $53,201. Although the Partnership is no longer advancing funds for continuing operations and Paradigm has no operating assets, the Partnership may be liable for certain liabilities of Paradigm. These liabilities are reflected in the Consolidated Balance Sheet as of December 31, 1997.

3.   DISCONTINUED OPERATIONS

Production Segment

Although the Partnership disposed of its remaining interest in films and other projects owned by Paradigm in 1996, the Partnership may be liable for certain liabilities of Paradigm.
As of December 31, 1997, the Partnership has consolidated the remaining cash and liabilities of Paradigm.

During 1996, the Partnership's Production Segment was presented as discontinued operations. (see Note 2). The net liabilities of the discontinued operations of the Production Segment on the Consolidated Balance Sheet as of December 31, 1996 are comprised of the following:


Cash                                            $  65,082

Accounts payable and accrued liabilities         (123,994)

Net liabilities of discontinued operations      $ (58,912)

In 1996, the Partnership recorded a gain of $135,000 on the sale of films and other projects owned by Paradigm offset by operational losses of $53,201 (see Note 2).

Summarized results of the discontinued operations of the Production Segment on the Consolidated Income Statement for the year ended December 31, 1996 are as follows:


    Operating Revenues                          $158,468

    Less: Operating Expenses                      59,956

    Operating Income                              98,512

    Minority Interest                           (16,713)

    Income from discontinued operations         $ 81,799

Television and Radio Station Segment

During 1997, the Partnership disposed of its remaining operating properties in the Television and Radio Station Segment. The
Partnership still retains an interest in the remaining assets of TCS.

During 1996, the Partnership presented its Television and Radio
Station Segment as discontinued operations. The Partnership sold two of its stations in 1995 and the remaining two stations in 1997 (see Note 2).

The net liabilities of discontinued operations of the Television and Radio Station Segment on the Consolidated Balance Sheet as of
December 31, 1996 are comprised of the following:



Property, plant and equipment, net
                                      $  2,856,611

Intangible assets, net                   27,791,054

Other assets                              8,493,912

Borrowings (See Note 4)                (22,106,254)

Other liabilities                      (17,035,323)

Net liabilities of discontinued
operations                            $          0


Included in 1996 net liabilities of discontinued operations was the reserve established for expected losses on the disposition of the then remaining stations which comprised the Television and Radio Station Segment (inclusive of expected operating losses through the date of disposal) (see Note 2).

The Partnership recorded a gain of $1,684,328 on the sale of WMXN-FM during the first quarter of 1995 (see Note 2). In addition, the Partnership recognized a gain, for financial reporting purposes, on the sale of Avant of approximately $17.7 million, offset by a reserve for estimated losses on the sale of the remaining television stations of TCS for approximately $9.9 million. During 1997, the Partnership recorded income of $5,359,986 during 1997 as a result of the sale of the remaining TCS television stations (see Note 2).

4.   BORROWINGS

The aggregate amount of borrowings reflected on the Consolidated
Balance Sheet as of December 31, 1996 of the Partnership
(included in the net liabilities of discontinued operations of the Television and Radio Station Segment) is as follows:


 Senior Secured Notes-TCS              $ 10,779,450
 Senior Secured Subordinated Notes-
   TCS                                   11,326,804

                                        $ 22,106,254

The Senior Secured Notes totaled $10,779,450 as of December 31, 1996 and accrued interest at the rate of 10.69% per annum. The Senior Secured Subordinated Notes totaled $11,326,804 as of December 31, 1996 and accrued interest at the rate of 12.69% per annum compounded quarterly.

TCS entered into an agreement (the "Sub-Debt Proceeds Sharing Agreement") dated September 17, 1996 with the holders of its subordinated debt under which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of the TCS stations in accordance with a formula set forth in such agreement. In accordance with the Sub-Debt Proceeds Sharing Agreement, TCS used a portion of the sales proceeds to pay down the outstanding borrowings (see Note 2).

5.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

During the three years ended December 31, 1997, the General
Partner provided the following services to the Partnership:

                             For the Year  For the Year For the Year
                                Ended         Ended         Ended
                             December 31,  December 31, December 31,
                                   1997          1996         1995
 Media Opportunity Management
 Partners (General Partner):

Partnership Management Fee    $  943,391     $  913,253    $  884,080
Property Management Fee          926,206      1,231,344     1,499,986

                              $1,869,597     $2,144,597    $2,384,066

During the first quarter of 1997, the Partnership's obligation to pay a management fee as of December 31, 1996 or thereafter was terminated. The Partnership did not pay the General Partner a management fee for 1996 or 1997 (see Note 2).

In addition, RP Television, an affiliate of the General Partner, provided certain administrative and accounting services to the television stations owned by TCS. The television stations paid for these services at cost. The reimbursed cost incurred by RP Television on behalf of TCS totaled approximately $109,000, $238,000 and $279,000 for 1997, 1996 and 1995, respectively.
These reimbursed costs are included in the Consolidated Income
Statements.

6.   ACCOUNTING FOR INCOME TAXES

Certain entities owned by the Partnership were taxable entities and thus were required under SFAS No. 109 to recognize deferred income taxes. During 1997, the Partnership disposed of its last taxable entity. Therefore, as of December 31, 1997, the only entities remaining are classified as partnerships for tax purposes. Hence, all items of income and deductions at the Partnership level will flow up to the partners of the Partnership and there will be no income tax liability imposed at the Partnership level. Additionally, since all the taxable entities have been liquidated, there is no deferred tax asset or liability as of December 31,1997. The components of the net deferred tax asset (included in the net liabilities of discontinued operations in the accompanying Consolidated Balance Sheet) as of December 31, 1996 are as follows:




Deferred tax assets:
Net operating loss carryforward
                                   $ 1,267,827
Allowance for doubtful accounts
                                        52,848
                                     1,320,675
Deferred tax liabilities:
Basis of property, plant and
equipment                            (530,047)

Total                                  790,628
Less: valuation allowance            (790,628)
Net deferred tax asset              $        0

For the Partnership, the differences between the tax bases of assets and liabilities and the reported amounts are as follows:

                                          As of           As of
                                      December 31,    December 31,
                                            1997            1996
Partners' Capital/(Deficit) -
 financial statements                  $ 6,964,773    $(1,487,302)
 Differences:
 Offering expenses                      11,346,156      11,346,156
Basis of property, plant and equipment
 and intangible assets
                                         4,206,605       4,206,605
Cumulative (income)/losses of stock
 investments (corporations)           (12,542,110)       2,032,195
 Management fees                         4,176,677       4,176,677
 Other                                   6,425,298       7,110,273

Partners' Capital - income tax basis
                                       $20,577,399     $27,384,604




7.   CONTINGENCIES

On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of the Partnership, against the Partnership, the General Partner, the General Partner's two partners, MLOM and RPOM, Merrill Lynch & Co., Inc. and Merrill Lynch. The action concerns the Partnership's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPOM.

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, seeking credit for, and counsel fees based on, the benefit supposedly received by the limited partners as a result of a voluntary payment by Merrill Lynch to the Partnership in March 1997 in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by the Partnership to the General Partner since April 1990.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. On December 12, 1997, defendants served a motion to dismiss the complaint and each claim for relief therein. Plaintiffs' response to defendants' motion was served on March 20, 1998. Defendants' reply to plaintiffs' response is due on April 29, 1998. Defendants believe that they have good and meritorious defenses to the action.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed suit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch Co., Inc., and Merrill Lynch. As of December 31, 1997, the Partnership accrued approximately $160,000 for legal costs incurred through December 31, 1997, relating to such indemnification.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.

                            Part III.

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no executive officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are carried out either by executive officers of EHR Opportunity Management, Inc. and IMP Opportunity Management, Inc. as general partners of RP Opportunity Management, L.P. or executive officers of ML Opportunity Management Inc. acting on behalf of the General Partner. The executive officers and directors of RP Opportunity Management, L.P. and ML Opportunity Management Inc. are:

RP Opportunity Management, L.P. (the "Management Company or
"RPOM")


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

Kevin K. Albert              2/19/91         President
                             6/22/87         Director

Robert F. Aufenanger         2/02/93         Executive Vice President
                             3/28/88         Director

Michael E. Lurie             8/10/95         Vice President
                             8/11/95         Director

Steven N. Baumgarten         3/07/94         Vice President

David G. Cohen               8/11/95         Vice President

Diane T. Herte               8/11/95         Treasurer


(1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.
I. Martin Pompadur, 62, Director and President of RP Opportunity Management, L.P. Mr. Pompadur is also the Chairman and Chief Executive Officer of GP Station Partners which is the General Partner of Television Station Partners, L.P., a private limited partnership that owned and operated four network affiliated television stations. These stations were sold in January 1996 and this partnership is currently in its liquidation phase. Mr. Pompadur is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owned and operated WBRE-TV, a network affiliated station in Wilkes-Barre/Scranton, Pennsylvania. This station was sold in January 1998 and is currently in its liquidation phase. Mr. Pompadur is also the President and a Director of RP Media Management ("RPMM"), a joint venture which is a partner in Media Management Partners ("MMP"), an affiliate of the General Partner and the general partner of ML Media Partners, L.P.("ML Media") which presently owns cable television systems and several radio stations. Mr. Pompadur was the Principal Executive Officer and principal owner of RP Radio Management Inc.("RP Radio"), a company owned principally by Mr. Pompadur to provide administrative and day-to-day management services to ML Media's radio properties. On December 27, 1997, RP Radio Management Inc. was merged into RP Radio Management LLC, an entity wholly owned by ML Media. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator ("MSO") organized in January 1988 and owned principally by Mr. Pompadur and the estate of Elton H. Rule to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States.

Elizabeth McNey Yates, 34, Executive Vice President of RP Opportunity Management, L.P., joined RP Companies Inc., an entity controlled by Mr. Pompadur, in April 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc., Executive Vice President of RPMM, Chief Operating Officer and Executive Vice President of RP Radio. In addition, Ms Yates is the President and Chief Operating Officer of MultiVision.

Kevin K. Albert, 45, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financing including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of MLOM and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of MLOM and the managing general partner of the general partners of Delphi Film Associates IV, V and ML Delphi Premier Partners, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLOM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLOM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLOM and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II") and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLOM and the general partner of the General Partner of ML Technology Ventures, L.P.; Mr. Albert also serves as an independent general partner of Venture II.

Robert F. Aufenanger, 44, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of various real estate and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp. and Merrill Lynch, Hubbard Inc., affiliates of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of ML Media, MLH Real Estate Inc., an affiliate of MLOM and the general partner of the Associate General Partner of ML/EQ Real Estate Portfolio, L.P., MLH Property Managers Inc., an affiliate of MLOM and the Managing General Partner of MLH Income Realty Partnership VI, ML Film, ML Venture, ML R&D, ML Mezzanine and ML Mezzanine II.

Michael E. Lurie, 54, a First Vice President of Merrill Lynch & Co. Corporate Credit and the Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Prior to his present position, Mr. Lurie was the Director of Debt and Equity Markets Credit responsible for the global allocation of credit limits and the approval and structuring of specific transactions relating to debt and equity products. Mr. Lurie also served as Chairman of the Merrill Lynch International Bank Credit Committee. Mr. Lurie is also a director of ML Media, ML Film, ML Venture, ML R&D and MLH Real Estate Inc.

Steven N. Baumgarten, 42, a Vice President of Merrill Lynch & Co. Corporate Credit joined Merrill Lynch in 1986. Mr. Baumgarten shares responsibility for the ongoing management of the operations of various project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of
Merrill Lynch, are general partners.    Mr. Baumgarten is also a
director of ML Film.

David G. Cohen, 35, a Vice President of Merrill Lynch & Co. Corporate Credit joined Merrill Lynch in 1987. Mr. Cohen shares responsibility for the ongoing management of the operations of various project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

Diane T. Herte, 37, a Vice President of Merrill Lynch & Co. Investment Banking Group since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner, manager or administrator.

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

       RPOM Representative  MLOM Representatives

       I. Martin Pompadur   Kevin K. Albert
                            Robert F. Aufenanger

Item 11.  Executive Compensation.

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 5 to the Financial Statements included in Item 8 hereof, however, for amounts paid by Registrant to the General Partner and its affiliates for the three years ended December 31, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

As of February 5, 1998, no person was known by the Registrant to be the beneficial owner of more than 5 percent of the Units.

To the knowledge of the General Partner, as of February 5, 1998, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch
& Co., Inc.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

(a)       Financial Statements, Financial Statement Schedules and
          Exhibits.

          (1) Financial Statements

          See Item 8.  "Financial Statements and Supplementary
          Data."

          (2) Financial Statement Schedules

             No financial statement schedules are included because of the absence of the conditions which require their inclusion or because the required information is included in the financial statement or set forth herein the notes thereto.

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

3.3    Amendment No. 1 to Amended and    Exhibit 3.3 to Registrant's
Restated Agreement of Limited     Annual Report on Form 10-K
Partnership                       for the fiscal year ended
                                  December 31, 1996
                                  (File No. 0-16690)

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

10.2.0 Services Agreement between        Exhibit 10.2 to Registrant's
Registrant, TCS Management Corp., Form 8-K Report dated
and Commonwealth Capital          December 14, 1992
Partners, L.P., dated December    (File 0-16690)
14, 1992

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

27.0   Financial Data Schedule to Form
10-K Report for the fiscal year
ended December 31, 1997

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

99.3   Registrant's Proposed Letter to   Exhibit 99.3 to Registrant's
Limited Partners dated April 2,   Annual Report on Form 10-K
1997                              for the fiscal year ended
                                  December 31, 1996
                                  (File No. 0-16690)

99.4   Merrill Lynch, Pierce, Fenner &   Exhibit 99.4 to Registrant's
Smith Incorporated's Proposed     Annual Report on Form 10-K
Letter to Limited Partners dated  for the fiscal year ended
April 2, 1997                     December 31, 1996
                                  (File No. 0-16690)

(b)    Reports on Form 8-K.

       None.

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


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                       By: Media Opportunity Management Partners
                           General Partner

                       By: ML Opportunity Management Inc.


Dated: March 31, 1998  /s/ Kevin K. Albert
                           Kevin K. Albert
                           Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP OPPORTUNITY MANAGEMENT, L.P.

                       By: IMP Opportunity Management Inc.
                           a general partner


        Signature                    Title                Date

 /s/ I. Martin Pompadur     Director and             March 31, 1998
    (I. Martin Pompadur)    President(principal
                            executive officer of
                            the Registrant)


 /s/Elizabeth McNey Yates   Executive Vice           March 31, 1998
   (Elizabeth McNey Yates)  President


ML OPPORTUNITY MANAGEMENT INC. ("MLOM")


        Signature                   Title               Date

                            Each with respect to
                            MLOM unless otherwise
                            noted)

 /s/ Kevin K. Albert        Director and           March 31, 1998
    (Kevin K. Albert)       President

 /s/ Robert F. Aufenanger   Director and           March 31, 1998
    (Robert F. Aufenanger)  Executive Vice
                            President

 /s/ Michael E. Lurie       Director and Vice      March 31, 1998
    (Michael E. Lurie)      President

 /s/ Diane T. Herte         Treasurer              March 31, 1998
    (Diane T. Herte)        (principal accounting
                            officer and principal
                            financial officer of
                            the Registrant)