Form 10-Q
period 1998-03-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1998-05-15
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended
                         March 31, 1998

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

               ML Media Opportunity Partners, L.P.

                 Part I - Financial Information.


             Item 1.   Financial Statements.

               TABLE OF CONTENTS.



Consolidated Balance Sheets as of March 31, 1998
(Unaudited) and December 31, 1997 (Unaudited)

Consolidated Statements of Operations for the three months ended March 31, 1998 (Unaudited) and March 31, 1997 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 1998 (Unaudited) and March 31, 1997 (Unaudited)

Consolidated Statement of Changes in Partners'
Capital for the three months ended March 31, 1998 (Unaudited)

Notes to Consolidated Financial Statements for the three months ended March 31, 1998
(Unaudited)


                ML MEDIA OPPORTUNITY PARTNERS, L.P.
 CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 (UNAUDITED) AND
                   DECEMBER 31, 1997 (UNAUDITED)

                                       March 31,     December 31,
                             Notes         1998            1997
ASSETS:
Cash and cash equivalents               $13,290,970      $13,324,291
Interest and other
receivables                                 18,457           36,836
TOTAL ASSETS                            $13,309,427      $13,361,127

LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Accounts payable and accrued
liabilities                            $ 6,318,101      $ 6,396,354
Total Liabilities                        6,318,101        6,396,354

Commitments and Contingencies
                              2,3


(Continued on the following page.)

                ML MEDIA OPPORTUNITY PARTNERS, L.P.
    CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 (UNAUDITED)
                 AND DECEMBER 31, 1997 (UNAUDITED)
                            (continued)

                                        March 31,    December 31,
                                            1998           1997
Partners' Capital:

General Partner:
Capital contributions, net of
offering expenses                         1,019,428      1,019,428
Additional capital contributions
                                         28,212,673     27,759,183
Transfer from General Partner to
Limited partners                       (28,167,266)   (27,718,311)
Cumulative cash distributions              (362,496)      (362,496)
Cumulative loss                            (611,933)      (607,664)
                                              90,406         90,140
Limited partners:
Capital contributions, net of
offering expenses (112,147.1
Units of Limited Partnership
Interest)                               100,914,316    100,914,316
Transfer from General Partner
to Limited partners                      28,167,266     27,718,311
Tax allowance cash distribution          (2,040,121)    (2,040,121)
Other cumulative cash
distributions                          (59,559,029)   (59,559,029)
Cumulative loss                         (60,581,512)   (60,158,844)
                                           6,900,920      6,874,633
Total Partners' Capital                    6,991,326      6,964,773
TOTAL LIABILITIES AND PARTNERS'
CAPITAL                                $ 13,309,427   $ 13,361,127


See Notes to Consolidated Financial Statements (Unaudited).


                ML MEDIA OPPORTUNITY PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED
                     MARCH 31, 1998 (UNAUDITED)
                   AND MARCH 31, 1997 (UNAUDITED)

                                             1998           1997

Interest income                           $   82,681       $   32,107

Partnership Operating Expenses:

General and administrative                   56,128            4,919

Services provided by the General
Partner                                     453,490          503,771

                                             509,618          508,690

NET LOSS                                 $ (426,937)      $ (476,583)

Per Unit of Limited Partnership
Interest:

NET LOSS                                $    (3.77)      $    (4.21)

Number of Units                           112,147.1        112,147.1


See Notes to Consolidated Financial Statements (Unaudited).


                ML MEDIA OPPORTUNITY PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)
                   AND MARCH 31, 1997 (UNAUDITED)

                                            1998            1997
Cash flows from operating activities:

Net loss                              $   (426,937     $   (476,583)
                                                 )

Adjustments to reconcile net loss
  to net cash (used in)/provided by
  operating activities:

  Services provided by the General
   Partner                                 453,490           503,771

  Changes in operating assets and
   liabilities:

   Interest and other receivables           18,379          (11,453)

   Accounts payable and accrued
     liabilities                          (78,253)            12,950

Net cash (used in)/provided by
  operating activities                    (33,321)            28,685

Cash flows from financing activities:

Additional capital contributions                 -        23,744,989

Net cash provided by financing
  activities                                     -        23,744,989


(Continued on the following page.)


              ML MEDIA OPPORTUNITY PARTNERS, L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)
                 AND MARCH 31, 1997 (UNAUDITED)
                          (continued)

                                           1998          1997

Net (decrease)/increase in cash and
  cash equivalents                       (33,321)      23,773,674

Cash and cash equivalents at
  beginning of year                    13,324,291       2,383,444


Cash and cash equivalents at end
  of period                           $ 13,290,97    $ 26,157,118
                                                0

Cash paid for interest by TCS           $       -    $    288,081



Supplemental Disclosure:

On April 2, 1997, the Partnership distributed $23,671,989, or
$211.08 per Unit, to limited partners of record as of March 24, 1997.


See Notes to Consolidated Financial Statements (Unaudited).

                ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENT OF CHANGES
                        IN PARTNERS' CAPITAL
       FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)

                          General        Limited
                          Partner        Partners         Total

Partners' Capital as
of January 1, 1998       $     90,140   $  6,874,633    $  6,964,773

Net loss                      (4,269)      (422,668)       (426,937)

Additional capital
contributions                 453,490              -         453,490

Transfer from General
Partner to Limited
partners                    (448,955)        448,955               -

Partners' Capital as
of March 31, 1998        $     90,406   $  6,900,920    $  6,991,326



See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

ML Media Opportunity Partners, L.P. (the "Partnership") was formed and the Certificate of Limited Partnership was filed under the Delaware Revised Uniform Limited Partnership Act on June 23,
1987. Operations commenced on March 23, 1988 with the first closing of the sale of units of limited partnership interest
("Unit"). Subscriptions for an aggregate of 112,147.1 Units were accepted and are now outstanding.

Media Opportunity Management Partners (the "General Partner") is a joint venture, organized as a general partnership under the laws of the State of New York, between RP Opportunity Management,
L.P. ("RPOM"), a limited partnership under Delaware law, and ML
Opportunity Management Inc. ("MLOM"), a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc.
The General Partner was formed for the purpose of acting as general partner of the Partnership. The General Partner's total initial capital contribution amounted to $1,132,800 which represents 1% of the total Partnership capital contributions.

Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), the General
Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The limited partners are not liable for the obligations of the Partnership in excess of the amount of their contributed capital.

The Partnership was formed to acquire, finance, hold, develop, improve, maintain, operate, lease, sell, exchange, dispose of and otherwise invest in and deal with media businesses and direct and indirect interests therein. As of September 22, 1997, with the closing of the sale of MV Technology Limited, the Partnership disposed of its last Media Business (as defined in the Partnership Agreement).

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of March 31, 1998 and the results of operations, cash flows and partners' capital of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results of operations for the entire year.

Additional information, including the audited year end 1997
Financial Statements and the Summary of Significant Accounting
Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1997 on file with the Securities and Exchange Commission.

2.   LIQUIDITY AND SUMMARY OF INVESTMENT STATUS

As of March 31, 1998, the Partnership retains an obligation to advance funds relating to its former investments in International
Media Publishing, L.P., International Media Publishing Inc.,
Intelidata Limited, Paradigm Entertainment, L.P., the Windsor
Systems and TCS, which in the aggregate equals approximately $5.9 million. This amount is recorded as a liability in the financial statements of the Partnership. The Partnership is working to resolve these obligations as soon as practicable.

The General Partner currently anticipates that the pendency of certain litigation, as described below, the related claims against the Partnership for indemnification, other costs and expenses related to such litigation, and the involvement of management, will adversely affect (a) the timing of the termination of the Partnership, (b) the amount of proceeds which may be available for distribution, and (c) the timing of the distribution to the limited partners of any net proceeds that remain after resolving contingent liabilities and the litigation.

On March 27, 1997, the Partnership received a voluntary cash payment of $23,671,989 (the "Cash Payment") from Merrill Lynch,
Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), an affiliate of the General Partner, for distribution solely to limited partners. On April 2, 1997, the Partnership distributed all the proceeds of the Cash Payment, or $211.08 per Unit, to limited partners of record as of March 24, 1997. The Cash
Payment was treated in the financial statements as a capital contribution by the General Partner and a simultaneous transfer to limited partners' capital.

Pursuant to an amendment to the Partnership Agreement dated March
24, 1997 (the "Amendment") the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods has been terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for the first quarter of 1998 and 1997 of $453,490 and $503,771, respectively, has been treated in the accompanying statements of operations as an expense with a corresponding increase in General
Partner's capital due to the capital contribution for services provided by the General Partner. In conjunction with the General
Partner's capital increase, a transfer was made to the limited partners' capital of the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

3.   CONTINGENCIES

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

Specifically, the plaintiffs allege breach of the Partnership
Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, seeking credit for, and counsel fees based on, the benefit supposedly received by the limited partners as a result of a voluntary payment made by Merrill Lynch to the Partnership in March 1997 in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by the Partnership to the General Partner since 1990.

With respect to Merrill Lynch & Co., Inc. Merrill Lynch, MLOM and
RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership
Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership
Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. On December 12, 1997, defendants served a motion to dismiss the complaint and each claim for relief therein. The parties' briefing of the motion has not yet been completed.
Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and
Merrill Lynch.  For the three months ended March 31, 1998, the
Partnership accrued approximately $51,000 for legal costs relating to such indemnification. Such costs amount to approximately $210,000 as of March 31, 1998.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Summary of Investment Status

As of March 31, 1998 Registrant had $13,290,970 in cash and cash equivalents.

As of March 31, 1998, Registrant retains an obligation to advance funds relating to its former investments in International Media
Publishing, L.P., International Media Publishing Inc., Intelidata
Limited, Paradigm Entertainment, L.P., the Windsor Systems and
TCS, which in the aggregate equals approximately $5.9 million.
This amount is recorded as a liability in the financial statements of Registrant. Registrant is working to resolve these obligations as soon as practicable.

Registrant's ongoing cash needs will be to fund its existing obligations and required working capital as well as providing for costs and expenses related to the purported class action lawsuit described below.

The General Partner currently anticipates that the pendency of certain litigation, as described below, the related claims against Registrant for indemnification, other costs and expenses related to such litigation, and the involvement of management, will adversely affect (a) the timing of the termination of Registrant, (b) the amount of proceeds which may be available for distribution, and (c) the timing of the distribution to the limited partners of any net proceeds that remain after resolving contingent liabilities and the litigation.

Pursuant to an amendment to the Partnership Agreement dated March
24, 1997 (the "Amendment") Registrant's obligation to pay a
Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods has been terminated. Therefore, although the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for the first quarter of 1998 of $453,490 has been treated in the accompanying statement of operations as an expense with a corresponding increase in General Partner's capital due to the capital contribution for services provided by the General
Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital of the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General
Partner.

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

Specifically, the plaintiffs allege breach of the Partnership
Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, seeking credit for, and counsel fees based on, the benefit supposedly received by the limited partners as a result of a voluntary payment made by Merrill Lynch to Registrant in March 1997 in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by Registrant to the General Partner since 1990.

With respect to Merrill Lynch & Co., Inc. Merrill Lynch, MLOM and
RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership
Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership
Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. On December 12, 1997, defendants served a motion to dismiss the complaint and each claim for relief therein. The parties' briefing of the motion has not yet been completed.
Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants: the General
Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill
Lynch. For the three months ended March 31, 1998, Registrant accrued approximately $51,000 for legal costs relating to such indemnification. Such costs amount to approximately $210,000 as of March 31, 1998.

Results of Operations.

1998 vs. 1997.

Registrant generated a net loss of approximately $427,000 in the first three months of 1998, which was comprised of services provided by the General Partner of approximately $454,000, general and administrative expenses of approximately $56,000, partially offset by interest income of approximately $83,000.

Registrant generated a net loss of approximately $477,000 in the first three months of 1997, which was comprised of services provided by the General Partner of approximately $504,000, general and administrative expenses of approximately $5,000, partially offset by interest income of approximately $32,000.

The decrease in net loss of approximately $50,000 from the 1997 period is primarily attributable to an increase in interest income due to higher cash balances in 1998 and a decrease in services provided by the General Partner due to a decrease in the number of properties managed, partially offset by an increase in legal fees related to the class action lawsuit.

Pursuant to the Amendment, Registrant's obligation to pay management fees for 1996 and subsequent periods has been terminated. However, the General Partner continues to provide services on behalf of Registrant. In accordance with the Amendment, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services is treated as an expense with a corresponding increase in General Partner's capital. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General
Partner. Therefore, Registrant's net income, excluding services provided by the General Partner, was approximately $27,000.

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

          Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3) improperly paid MultiVision
          Cable TV Corp., an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, seeking credit for, and counsel fees based on, the benefit supposedly received by the limited partners as a result of a voluntary payment made by Merrill Lynch to Registrant in March 1997 in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by the Partnership to the General Partner since 1990.

          With respect to Merrill Lynch & Co., Inc. Merrill
          Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. On
          December 12, 1997, defendants served a motion to dismiss the complaint and each claim for relief therein. The parties' briefing of the motion has not yet been completed. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims.

          The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants: the General Partner, MLOM, RPOM,
          Merrill Lynch & Co., Inc., and Merrill Lynch. For the three months ended March 31, 1998, Registrant accrued approximately $51,000 for legal costs relating to such indemnification. Such costs amount to approximately
          $210,000 as of March 31, 1998.


Item 2.  Changes in Securities and Use of Proceeds.

          None

Item 3.  Defaults Upon Senior Securities.

          None

Item 4.  Submission of Matters to a Vote of Security Holders.

          None

Item 5.  Other Information.

          None

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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                         By:  Media Opportunity Management Partners
                              General Partner

                         By:  RP Opportunity Management, L.P.
                              General Partner

                         By:  IMP Opportunity Management Inc.



Dated: May 15, 1998      /s/ I. Martin Pompadur
                             I. Martin Pompadur
                             Director and President
                             (principal executive officer
                              of the Registrant)

Dated: May 15, 1998      /s/ Elizabeth McNey Yates
                             Elizabeth McNey Yates
                             Executive Vice President


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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                         By:  Media Opportunity Management Partners
                              General Partner

                         By:  ML Opportunity Management, Inc.



Dated: May 15, 1998      /s/ Kevin K. Albert
                             Kevin K. Albert
                             Director and President


Dated: May 15, 1998      /s/ Robert F. Aufenanger
                             Robert F. Aufenanger
                             Director and Executive Vice President


Dated: May 15, 1998      /s/ Diane T. Herte
                             Diane T. Herte
                             Treasurer
                             (principal accounting officer and
                              principal financial officer
                              of the Registrant)


