Form 10-Q
period 1998-06-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1998-08-14
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC.  20549


                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended
                          June 30, 1998

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

               ML Media Opportunity Partners, L.P.

                 Part I - Financial Information.


             Item 1.   Financial Statements.

               TABLE OF CONTENTS.



Consolidated Balance Sheets as of June 30, 1998
(Unaudited) and December 31, 1997 (Unaudited)

Consolidated Statements of Operations for the three and six months ended June 30, 1998
(Unaudited) and June 30, 1997 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 1998 (Unaudited) and June 30, 1997 (Unaudited)

Consolidated Statement of Changes in Partners'
Capital for the six months ended June 30, 1998
(Unaudited)

Notes to Consolidated Financial Statements for the six months ended June 30, 1998 (Unaudited)


                ML MEDIA OPPORTUNITY PARTNERS, L.P.
  CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998 (UNAUDITED) AND
                   DECEMBER 31, 1997 (UNAUDITED)

                                       June 30,      December 31,
                             Notes         1998            1997
ASSETS:
Cash and cash equivalents               $13,195,859      $13,324,291
Interest and other
receivables                                 23,585           36,836
TOTAL ASSETS                            $13,219,444      $13,361,127

LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Accounts payable and accrued
liabilities                            $ 6,273,549      $ 6,396,354
Total Liabilities                        6,273,549        6,396,354

Commitments and Contingencies
                              2,3


(Continued on the following page.)

                ML MEDIA OPPORTUNITY PARTNERS, L.P.
    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998 (UNAUDITED)
                 AND DECEMBER 31, 1997 (UNAUDITED)
                            (continued)

                                        June 30,     December 31,
                                            1998           1997
Partners' Capital:

General Partner:
Capital contributions, net of
offering expenses                         1,019,428      1,019,428
Additional capital contributions
                                         28,666,163     27,759,183
Transfer from General Partner to
Limited partners                       (28,616,221)   (27,718,311)
Cumulative cash distributions              (362,496)      (362,496)
Cumulative loss                            (616,923)      (607,664)
                                              89,951         90,140
Limited partners:
Capital contributions, net of
offering expenses (112,147.1
Units of Limited Partnership
Interest)                               100,914,316    100,914,316
Transfer from General Partner
to Limited partners                      28,616,221     27,718,311
Tax allowance cash distribution          (2,040,121)    (2,040,121)
Other cumulative cash
distributions                          (59,559,029)   (59,559,029)
Cumulative loss                         (61,075,443)   (60,158,844)
                                           6,855,944      6,874,633
Total Partners' Capital                    6,945,895      6,964,773
TOTAL LIABILITIES AND PARTNERS'
CAPITAL                                $ 13,219,444   $ 13,361,127


See Notes to Consolidated Financial Statements (Unaudited).


                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED
                       JUNE 30, 1998 (UNAUDITED)
                     AND JUNE 30, 1997 (UNAUDITED)

                          Three Months               Six Months
                          June 30,    June 30,   June 30,    June 30,
                             1998        1997        1998        1997

Interest income           $  83,856   $  38,095   $  166,537   $   70,202


Partnership
Operating
Expenses:

Professional fees
and other                  129,287       6,143     185,415       11,062


Services provided
by the General
Partner                    453,490     464,901     906,980      968,672

                            582,777     471,044   1,092,395      979,734


Loss from
Partnership
operations                (498,921)    (432,949)    (925,858)    (909,532)





(Continued on the following page.)

                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED
                       JUNE 30, 1998 (UNAUDITED)
                     AND JUNE 30, 1997 (UNAUDITED)
                              (continued)

                             Three Months             Six Months
                        June 30,    June 30,    June 30,    June 30,
                            1998        1997        1998        1997
Discontinued
operations:

Income from
discontinued
Television and
Radio Station
Segment                         -   3,627,135            -    3,627,135


Income from
discontinued
operations                      -   3,627,135            -    3,627,135


NET (LOSS)/INCOME        $(498,921)  $3,194,186     $(925,858)    $2,717,603


Per Unit of
Limited
Partnership
Interest:

Loss from
Partnership             $    (4.40)  $    (3.82)    $    (8.17)    $    (8.03)
operations

Income from
discontinued
Television and
Radio Station
Segment                         -         32.02           -            32.02


NET (LOSS)/INCOME       $    (4.40)  $    28.20    $   (8.17)   $    23.99


Number of Units          112,147.1   112,147.1     112,147.1     112,147.1



See Notes to Consolidated Financial Statements (Unaudited).

               ML MEDIA OPPORTUNITY PARTNERS, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED
                    JUNE 30, 1998(UNAUDITED)
                  AND JUNE 30, 1997(UNAUDITED)

                                          June 30,     June 30,
                                             1998         1997
Cash flows from operating activities:

Net (loss)/income                       $  (925,858)    $2,717,603


Adjustments to reconcile net (loss)/
income to net cash (used in)/provided
by operating activities:

  Services provided by the General
   Partner                                 906,980      968,672

  Income from discontinued
   operations                                    -   (3,627,135)


Changes in operating assets and
  liabilities:

  Interest and other receivables            13,251      (5,130)

  Accounts payable and accrued
   liabilities                            (122,805)       53,059


Net cash (used in)/provided by
operating activities                      (128,432)      107,069



(Continued on the following page.)

                ML MEDIA OPPORTUNITY PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS
                  ENDED JUNE 30, 1998 (UNAUDITED)
                   AND JUNE 30, 1997 (UNAUDITED)
                            (continued)

                                         June 30,      June 30,
                                            1998           1997
Cash flows from investing
activities:

Proceeds from disposition of
  discontinued operations                        -      3,627,135

Net cash provided by investing
  activities                                     -      3,627,135

Cash flows from financing activities:

Additional capital contributions                 -     23,744,989

Cash distribution                                -    (23,671,989)


Net cash provided by financing
  activities                                     -         73,000


Net (decrease)/increase in cash and
 cash equivalents                        (128,432)      3,807,204

Cash and cash equivalents at
 beginning of year                      13,324,291      2,383,444


Cash and cash equivalents at end
 of period                            $ 13,195,859    $ 6,190,648


Cash paid for interest by TCS             $      -    $ 2,290,177



Supplemental Disclosure:

On April 2, 1997 the Partnership distributed $23,671,989 or
$211.08 per Unit to limited partners of record as of March 24, 1997.

See Notes to Consolidated Financial Statements (Unaudited).

                ML MEDIA OPPORTUNITY PARTNERS, L.P.
                 CONSOLIDATED STATEMENT OF CHANGES
                        IN PARTNERS' CAPITAL
         FOR THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

                          General        Limited
                          Partner        Partners         Total

Partners' Capital as
of January 1, 1998       $     90,140   $  6,874,633    $  6,964,773

Net loss                      (9,259)      (916,599)       (925,858)

Additional capital
contributions                 906,980              -         906,980

Transfer from General
Partner to Limited
partners                    (897,910)        897,910               -

Partners' Capital as
of June 30, 1998         $     89,951   $  6,855,944    $  6,945,895



See Notes to Consolidated Financial Statements (Unaudited).
               ML MEDIA OPPORTUNITY PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of June 30, 1998 and the results of operations, cash flows and partners' capital of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results of operations for the entire year.

Additional information, including the audited year end 1997
Financial Statements and the Summary of Significant Accounting
Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1997 on file with the Securities and Exchange Commission.

2.   LIQUIDITY AND SUMMARY OF INVESTMENT STATUS

As of June 30, 1998, the Partnership retains an obligation to advance funds relating to its former investments in International
Media Publishing, L.P., International Media Publishing Inc.,
Intelidata Limited, Paradigm Entertainment, L.P., the Windsor
Systems and TCS, which in the aggregate equals approximately $5.8 million. This amount is recorded as a liability in the financial statements of the Partnership. The Partnership currently anticipates that these obligations will be resolved by the end of 1998.

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

Pursuant to an amendment to the Partnership Agreement dated March
24, 1997 (the "Amendment") the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods has been terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, amounts equal to these services for the three and six months ended June 30, 1998 of $453,490 and $906,980, respectively, and for the three and six months ended
June 30, 1997 of $464,901 and $968,672, respectively, have been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contribution for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital of the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

On April 15, 1997, TCS Television Partners, L.P. ("TCS") and TCS
Television Inc. ("TCS Inc.") (jointly, the "Sellers"), completed the sale to Nexstar Broadcasting Group, L.L.C., ("Nexstar") of all of the outstanding capital stock of Fabri Development
Corporation ("Fabri"). Fabri, a 100% owned corporate subsidiary of TCS Inc., owned two television stations, WTWO-TV in Terre
Haute, Indiana and KQTV in St. Joseph, Missouri. Before the consummation of the sale, Nexstar assigned its rights under the Stock Purchase Agreement (the "Stock Purchase Agreement") to
Nexstar Broadcasting of the Midwest Inc. The base purchase price for the outstanding shares of Fabri was $31,323,922 after a working capital adjustment. Pursuant to the terms of the Stock
Purchase Agreement and the Sub-Debt Proceeds Sharing Agreement, after application of the proceeds generated by the sale to the payment of transaction expenses resulting from the sale and to the establishment of two separate escrow accounts totaling
$1,750,000, the remaining proceeds received from the sale were applied as follows: $23,757,072 to repay certain amounts to TCS's lenders; $1,022,534 to repay outstanding principal and accrued interest on a loan made to TCS by the Partnership; and $2,604,601 and $1,736,400 to pay the Partnership and Commonwealth Capital
Partners, L.P., respectively, their share of certain accrued and unpaid consulting fees. During 1997 and early 1998, $1,750,000 plus accrued interest of approximately $63,000 was returned to TCS from escrows related to the sale of Fabri. The Partnership recorded income of $3,627,135 during the six months ended June
30, 1997 related to the sale of TCS.








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

Specifically, the plaintiffs allege breach of the Partnership
Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, seeking credit for, and counsel fees based on, the benefit supposedly received by the limited partners as a result of a voluntary payment made by Merrill Lynch to the Partnership in March 1997, in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by the Partnership to the General Partner since 1990.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General
Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants have moved to dismiss the complaint and each claim for relief therein; the court has not yet ruled on the motion. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and
Merrill Lynch. For the three and six months ended June 30, 1998, the Partnership incurred approximately $115,000 and $165,000, respectively, for legal costs relating to such indemnification.
Such cumulative costs amount to approximately $325,000 through June 30, 1998.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Summary of Investment Status

As of June 30, 1998 Registrant had $13,195,859 in cash and cash equivalents.

As of June 30, 1998, Registrant retains an obligation to advance funds relating to its former investments in International Media
Publishing, L.P., International Media Publishing Inc., Intelidata
Limited, Paradigm Entertainment, L.P., the Windsor Systems and
TCS, which in the aggregate equals approximately $5.8 million.
This amount is recorded as a liability in the financial statements of Registrant. Registrant currently anticipates that these obligations will be resolved by the end of 1998.

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

Pursuant to an amendment to the Partnership Agreement dated March
24, 1997 (the "Amendment") Registrant's obligation to pay a
Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods has been terminated. Therefore, although the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, amounts equal to these services for the three and six months ended June 30, 1998 of $453,490 and $906,980, respectively, have been treated in the accompanying statement of operations as an expense with a corresponding increase in General
Partner's capital due to the capital contribution for services provided by the General Partner. In conjunction with the General
Partner's capital increase, a transfer was made to the limited partners' capital of the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

Specifically, the plaintiffs allege breach of the Partnership
Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, seeking credit for, and counsel fees based on, the benefit supposedly received by the limited partners as a result of a voluntary payment made by Merrill Lynch to Registrant in March 1997, in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by Registrant to the General Partner since 1990.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General
Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants have moved to dismiss the complaint and each claim for relief therein; the court has not yet ruled on the motion. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants: the General
Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill
Lynch. For the three and six months ended June 30, 1998, Registrant incurred approximately $115,000 and $165,000, respectively, for legal costs relating to such indemnification.
Such cumulative costs amount to approximately $325,000 through June 30, 1998.

Forward Looking Information

In addition to historical information contained or incorporated by reference in this report on Form 10-Q, Registrant may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Registrant notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United
States and throughout the world, and the other risks and uncertainties detailed in this Form 10-Q and is more fully detailed in Form 10-K incorporated by reference herein.
Registrant undertakes no responsibility to update publicly or revise any forward-looking statements

Results of Operations.

Three months ended June 30, 1998 and 1997.

Registrant generated a net loss of approximately $499,000 in the three months ended June 30, 1998, which was comprised of services provided by the General Partner of approximately $454,000, and professional fees and other expenses of approximately $129,000, partially offset by interest income of approximately $84,000.

Registrant generated net income of approximately $3.2 million in the three months ended June 30, 1997, which was comprised of income from discontinued operations of approximately $3.6 million and interest income of approximately $38,000, partially offset by services provided by the General Partner of approximately
$465,000, and professional fees and other expenses of approximately $6,000.

The decrease in net income of approximately $3.7 million from the 1997 period is primarily attributable to income from discontinued operations recognized in 1997 due to the sale of the TCS television stations.


Six months ended June 30, 1998 and 1997.

Registrant generated a net loss of approximately $926,000 in the first six months of 1998, which was comprised of services provided by the General Partner of approximately $907,000 and professional fees and other expenses of approximately $186,000, partially offset by interest income of approximately $167,000.

Registrant generated net income of approximately $2.7 million in the first six months of 1997, which was comprised of income from discontinued operations of approximately $3.6 million and interest income of approximately $70,000, partially offset by services provided by the General Partner of approximately
$969,000 and professional fees and other expenses of approximately $11,000.

The decrease in net income of approximately $3.6 million from the 1997 period is primarily attributable to income from discontinued operations incurred in 1997 due to the sale of the TCS television stations.

Pursuant to the Amendment, Registrant's obligation to pay management fees for 1996 and subsequent periods has been terminated. However, the General Partner continues to provide services on behalf of Registrant. In accordance with the Amendment, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services is treated as an expense with a corresponding increase in General Partner's capital. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General
Partner. Therefore, Registrant's net loss for the six months ended June 30 1998, excluding services provided by the General
Partner, would be approximately $19,000.

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

          Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3) improperly paid MultiVision
          Cable TV Corp., an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, seeking credit for, and counsel fees based on, the benefit supposedly received by the limited partners as a result of a voluntary payment made by Merrill Lynch to Registrant in March 1997, in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by the Partnership to the General Partner since 1990.

          With respect to Merrill Lynch & Co., Inc., Merrill
          Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages.
          Defendants have moved to dismiss the complaint and each claim for relief therein; the court has not yet ruled on the motion. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims.

          The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants: the General Partner, MLOM, RPOM,
          Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and six months ended June 30, 1998, Registrant incurred approximately $115,000 and $165,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $325,000 through June 30, 1998.


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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                         By:  Media Opportunity Management Partners
                              General Partner

                         By:  RP Opportunity Management, L.P.
                              General Partner

                         By:  IMP Opportunity Management Inc.



Dated: August 14, 1998   /s/ I. Martin Pompadur
                             I. Martin Pompadur
                             Director and President
                             (principal executive officer
                              of the Registrant)

Dated: August 14, 1998   /s/ Elizabeth McNey Yates
                             Elizabeth McNey Yates
                             Executive Vice President


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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                         By:  Media Opportunity Management Partners
                              General Partner

                         By:  ML Opportunity Management, Inc.



Dated: August 14, 1998   /s/ Kevin K. Albert
                             Kevin K. Albert
                             Director and President


Dated: August 14, 1998   /s/ Robert F. Aufenanger
                             Robert F. Aufenanger
                             Director and Executive Vice President


Dated: August 14, 1998   /s/ Diane T. Herte
                             Diane T. Herte
                             Treasurer
                             (principal accounting officer and
                              principal financial officer
                              of the Registrant)


