Form 10-Q
period 1998-09-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1998-11-09
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 1998

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

                       ML Media Opportunity Partners, L.P.

                         Part I - Financial Information.


Item 1.   Financial Statements.

                                  TABLE OF CONTENTS.



Consolidated Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997 (Unaudited)

Consolidated Statements of Operations for the three and nine months ended
   September 30, 1998 (Unaudited) and September 30, 1997 (Unaudited)


Consolidated  Statements  of Cash Flows
   for the nine months ended September 30, 1998 (Unaudited) and September 30, 1997 (Unaudited)


Consolidated Statement of Changes in Partners' Capital for the nine months ended September 30, 1998 (Unaudited)


Notes to Consolidated Financial Statements for the nine months ended September 30, 1998 (Unaudited)


                                          ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                              CONSOLIDATED BALANCE SHEETS
                                          AS OF SEPTEMBER 30, 1998 (UNAUDITED)
                                           AND DECEMBER 31, 1997 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------


                                                                              September 30,                December 31,
                                                       Notes                      1998                        1997
ASSETS:
Cash and cash equivalents                                                     $ 13,244,742                 $13,324,291
Interest and other receivables
                                                                                    34,721                      36,836
                                                                               -----------                  ----------
TOTAL ASSETS                                                                  $ 13,279,463                 $13,361,127
                                                                               ===========                  ==========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Accounts payable and accrued liabilities
                                                                              $  6,269,097                 $ 6,396,354
                                                                               -----------                  ----------
Total Liabilities                                                                6,269,097                   6,396,354
                                                                               -----------                  ----------

   Commitments and Contingencies
                                                        2,3


(Continued on the following page.)


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 30, 1998 (UNAUDITED)
                        AND DECEMBER 31, 1997 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------


                                                                               September 30,              December 31,
                                                                                     1998                      1997
                                                                                -----------                -----------
Partners' Capital:

General Partner:
Capital contributions, net of offering expenses
                                                                                  1,019,428                  1,019,428
Additional capital contributions
                                                                                 29,119,653                 27,759,183
Transfer from General Partner to Limited partners
                                                                                (29,065,176)               (27,718,311)
Cumulative cash distributions                                                      (362,496)                  (362,496)
Cumulative loss                                                                    (620,813)                  (607,664)
                                                                                -----------                -----------
                                                                                     90,596                     90,140
                                                                                -----------                -----------
Limited partners:
Capital contributions, net of offering expenses
   (112,147.1 Units of Limited Partnership Interest)

                                                                                100,914,316                100,914,316
Transfer from General Partner
   to Limited partners                                                           29,065,176                 27,718,311
Tax allowance cash distribution                                                  (2,040,121)                (2,040,121)
Other cumulative cash distributions
                                                                                (59,559,029)               (59,559,029)
Cumulative loss                                                                 (61,460,572)               (60,158,844)
                                                                                -----------                -----------
                                                                                  6,919,770                  6,874,633
                                                                                -----------                -----------
Total Partners' Capital                                                           7,010,366                  6,964,773
                                                                                -----------                -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL
                                                                               $ 13,279,463               $ 13,361,127
                                                                                ===========                ===========


See Notes to Consolidated Financial Statements (Unaudited).



                                                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 FOR THE THREE AND NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1998 (UNAUDITED)
                                                  AND SEPTEMBER 30, 1997 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------

                                                          Three Months                                    Nine Months
                                                 September 30,           September 30,           September 30,         September 30,
                                                     1998                    1997                    1998                   1997
                                                  -----------             ----------              ----------            -----------

Interest income                                   $    85,782             $  107,435              $  252,319             $  177,637

Gain on Sale of:
   MVT                                                      -                481,200                   -                    481,200
   IMP/Intelidata                                           -                159,901                   -                    159,901
                                                   ----------              ---------               ---------              ---------
                                                       85,782                748,536                 252,319                818,738
                                                   ----------              ---------               ---------              ---------

Partnership Operating Expenses:

   Professional fees and other
                                                       21,311                  2,956                 206,726                 14,018

   Services provided by the
     General Partner
                                                      453,490                455,015               1,360,470              1,423,687
                                                   ----------              ---------               ---------              ---------
                                                      474,801                457,971               1,567,196              1,437,705
                                                   ----------              ---------               ---------              ---------

   (Loss)/Income from
     Partnership operations
                                                     (389,019)               290,565              (1,314,877)              (618,967)




(Continued on the following page.)

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                         SEPTEMBER 30, 1998 (UNAUDITED)
                       AND SEPTEMBER 30, 1997 (UNAUDITED)
                                   (continued)
----------------------------------------------------------------------------------------------------------------------------------

                                                       Three Months                                 Nine Months
                                           September 30,        September 30,         September 30,         September 30,
                                               1998                 1997                  1998                  1997
                                            ----------           ----------            ----------            -------
   Discontinued operations:

   Income from discontinued
     Television and Radio
     Station Segment

                                                    -                    -                      -                 3,627,135
                                               ---------            ----------            ----------             ----------

   Income from discontinued
     operations
                                                    -                    -                      -                 3,627,135
                                               ---------            ----------            ----------             ----------

NET (LOSS)/INCOME                             $ (389,019)          $   290,565           $(1,314,877)           $ 3,008,168
                                               =========            ==========            ==========             ==========

Per Unit of Limited
   Partnership Interest:

   (Loss)/Income from
     Partnership operations                   $    (3.43)          $      2.57           $    (11.61)            $    (5.46)

   Income from discontinued
     Television and Radio
     Station Segment

                                                    -                     -                      -                    32.02
                                               ---------            ----------             ---------             ----------

NET (LOSS)/INCOME                             $    (3.43)          $      2.57           $    (11.61)           $     26.56
                                               =========            ==========            ==========             ==========

Number of Units                                112,147.1             112,147.1              112,147.1             112,147.1
                                               =========            ==========             ==========            ==========


See Notes to Consolidated Financial Statements (Unaudited).

                                         ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30, 1998 (UNAUDITED)
                                          AND SEPTEMBER 30, 1997 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                                              September 30,           September 30,
                                                                                   1998                    1997
                                                                                ----------              ----------
Cash flows from operating activities:

Net (loss)/income                                                              $(1,314,877)            $ 3,008,168

Adjustments to reconcile net (loss)/ income to net cash (used in)/provided by operating activities:

  Services provided by the General
   Partner                                                                       1,360,470               1,423,687

  Income from discontinued
   operations                                                                         -                 (3,627,135)

Changes in operating assets and liabilities:

  Interest and other receivables                                                     2,115                  (7,624)

  Accounts payable and accrued
   liabilities                                                                    (127,257)                (29,801)
                                                                                ----------              ----------

Net cash (used in)/provided by operating activities
                                                                                   (79,549)                767,295
                                                                                ----------              ----------


(Continued on the following page.)


                                          ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30, 1998 (UNAUDITED)
                                           AND SEPTEMBER 30, 1997 (UNAUDITED)
                                                      (continued)
-------------------------------------------------------------------------------------------------------------------------

                                                                              September 30,              September 30,
                                                                                   1998                      1997
                                                                               -----------               ----------
Cash flows from investing activities:

Proceeds from disposition of
  discontinued operations                                                             -                   3,627,135
                                                                               -----------               ----------

Net cash provided by investing
  activities                                                                          -                   3,627,135
                                                                               -----------               ----------

Cash flows from financing activities:

Additional capital contributions                                                      -                  23,744,989

Cash distribution                                                                     -                 (23,671,989)
                                                                               -----------               ----------

Net cash provided by financing
  activities                                                                          -                      73,000
                                                                               -----------               ----------

Net (decrease)/increase in cash and
 cash equivalents                                                                  (79,549)               4,467,430

Cash and cash equivalents at
 beginning of year                                                              13,324,291                2,383,444
                                                                               -----------                ---------

Cash and cash equivalents at end
 of period                                                                    $ 13,244,742              $ 6,850,874
                                                                               ===========               ==========

Cash paid for interest by TCS                                                 $       -                 $ 2,290,177
                                                                               ===========               ==========


Supplemental Disclosure:

On April 2, 1997 the Partnership distributed $23,671,989 or $211.08 per Unit to limited partners of record as of March 24, 1997.

See Notes to Consolidated Financial Statements (Unaudited).


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                        CONSOLIDATED STATEMENT OF CHANGES
                              IN PARTNERS' CAPITAL
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                        General                    Limited
                                                         Partner                    Partners                     Total
                                                       ----------                  ----------                 ----------

Partners' Capital as of January 1, 1998
                                                      $    90,140                 $ 6,874,633                $ 6,964,773

Net loss                                                  (13,149)                 (1,301,728)                (1,314,877)

Additional capital contributions
                                                        1,360,470                       -                      1,360,470

Transfer from General Partner to
  Limited partners
                                                       (1,346,865)                  1,346,865                       -
                                                       ----------                  ----------                 ----------

Partners' Capital as of September 30,
  1998
                                                      $    90,596                 $ 6,919,770                $ 7,010,366
                                                       ==========                  ==========                 ==========



See Notes to Consolidated Financial Statements (Unaudited).


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)


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

The Partnership was formed to acquire, finance, hold, develop, improve, maintain, operate, lease, sell, exchange, dispose of and otherwise invest in and deal with media businesses and direct and indirect interests therein. As of September 22, 1997, with the closing of the sale of MV Technology Limited, the Partnership disposed of its last Media Business (as defined in the Partnership Agreement). As a result, as of September 22, 1998 (one year following the disposition of its last Media Business), pursuant to the Partnership Agreement, the Partnership is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (See Note 3), and making a final cash distribution, if any, to partners.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of September 30, 1998 and the results of operations, cash flows and partners' capital of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations for the entire year.

Additional information, including the audited year end 1997 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1997 on file with the Securities and Exchange Commission.

2.   LIQUIDITY AND SUMMARY OF INVESTMENT STATUS

The General Partner continues to work to resolve the Partnership's obligations and other contingencies relating to its former investments in International Media Publishing, L.P. ("IMPLP"), International Media Publishing Inc., Intelidata Limited ("Intelidata"), Paradigm Entertainment, L.P., the Windsor Systems and TCS Television Partners, L.P., which in the aggregate equals approximately $5.8 million as of September 30, 1998. This amount is recorded as a liability in the financial statements of the Partnership. The Partnership currently anticipates that these obligations and contingencies will be resolved as soon as practicable.

The General Partner currently anticipates that the pendency of certain litigation, as described below, related claims against the Partnership for indemnification, other costs and expenses related to such litigation, and the involvement of management, will adversely affect (a) the timing of the termination of the Partnership, (b) the amount of proceeds which may be available for distribution, and (c) the timing of the distribution to limited partners of any net proceeds that remain after resolving such obligations and contingencies.

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

Pursuant to an amendment to the Partnership Agreement dated March 24, 1997 (the "Amendment") the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods has been terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, amounts equal to these services for the three and nine months ended September 30, 1998 of $453,490 and $1,360,470, respectively, and for the three and nine months ended September 30, 1997 of $455,015 and $1,423,687, respectively, have been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contribution for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital of the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

On April 15, 1997, TCS Television Partners, L.P. ("TCS") and TCS Television Inc. ("TCS Inc.") (jointly, the "Sellers"), completed the sale to Nexstar Broadcasting Group, L.L.C., ("Nexstar") of all of the outstanding capital stock of Fabri Development Corporation ("Fabri"). Fabri, a 100% owned corporate subsidiary of TCS Inc., owned two television stations, WTWO-TV in Terre Haute, Indiana and KQTV in St. Joseph, Missouri. Before the consummation of the sale, Nexstar assigned its rights under the Stock Purchase Agreement (the "Stock Purchase Agreement") to Nexstar Broadcasting of the Midwest Inc. The base purchase price for the outstanding shares of Fabri was $31,323,922 after a working capital adjustment. Pursuant to the terms of the Stock Purchase Agreement and the Sub-Debt Proceeds Sharing Agreement, after application of the proceeds generated by the sale to the payment of transaction expenses resulting from the sale and to the establishment of two separate escrow accounts totaling $1,750,000, the remaining proceeds received from the sale were applied as follows: $23,757,072 to repay certain amounts to TCS's lenders; $1,022,534 to repay outstanding principal and accrued interest on a loan made to TCS by the Partnership; and $2,604,601 and $1,736,400 to pay the Partnership and Commonwealth Capital Partners, L.P., respectively, their share of certain accrued and unpaid consulting fees. During 1997 and early 1998, $1,750,000 (the entire escrowed amount) plus accrued interest of approximately $63,000 was returned to TCS from escrows related to the sale of Fabri. The Partnership recorded income of $3,627,135 during the nine months ended September 30, 1997 related to the sale of TCS.

On August 27, 1997, the Partnership received and recognized a gain for financial reporting purposes of approximately $160,000 representing the final deferred sale payment arising from the July 1, 1993 sale of its interest in IMPLP and Intelidata. These funds represented the contractual royalty fee for sales generated by Intelidata since the 1993 sale.

On September 22, 1997, the Partnership, pursuant to the option exercised by European Media Partners, Ltd., completed the sale of its remaining investment, a restructured 13.8% ownership interest in MV Technology Limited for approximately $481,000.

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

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, supposedly seeking credit for, and counsel fees based on, the benefit received by the limited partners as a result of a voluntary payment made by Merrill Lynch to the Partnership in March 1997, in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by the Partnership to the General Partner since 1990.

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

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and nine months ended September 30, 1998, the Partnership incurred approximately $18,000 and $183,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $343,000 through September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Summary of Investment Status

As  of  September  30,  1998   Registrant  had  $13,244,742  in  cash  and  cash
equivalents.

As of September 22, 1997, with the closing of the sale of MV Technology Limited, Registrant disposed of its last Media Business (as defined in the Partnership Agreement). As a result, as of September 22, 1998 (one year following the disposition of its last Media Business), pursuant to the Partnership Agreement, Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (See below), and making a final cash distribution, if any, to partners.

The General Partner continues to work to resolve Registrant's obligations and other contingencies relating to its former investments in International Media Publishing, L.P., International Media Publishing Inc., Intelidata Limited, Paradigm Entertainment, L.P., the Windsor Systems and TCS Television Partners, L.P., which in the aggregate equals approximately $5.8 million as of September 30, 1998. This amount is recorded as a liability in the financial statements of Registrant. Registrant currently anticipates that these obligations and contingencies will be resolved as soon as practicable.

Registrant's ongoing cash needs will be to fund its existing obligations and costs in connection with the liquidation of the Partnership as well as providing for costs and expenses related to the purported class action lawsuit described below.

The General Partner currently anticipates that the pendency of certain litigation, as described below, related claims against Registrant for indemnification, other costs and expenses related to such litigation, and the involvement of management, will adversely affect (a) the timing of the termination of Registrant, (b) the amount of proceeds which may be available for distribution, and (c) the timing of the distribution to limited partners of any net proceeds that remain after resolving such obligations and contingencies.

Pursuant to an amendment to the Partnership Agreement dated March 24, 1997 (the "Amendment") Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods has been terminated. Therefore, although the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, amounts equal to these services for the three and nine months ended September 30, 1998 of $453,490 and $1,360,470, respectively, have been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contribution for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital of the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, supposedly seeking credit for, and counsel fees based on, the benefit received by the limited partners as a result of a voluntary payment made by Merrill Lynch to Registrant in March 1997, in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by Registrant to the General Partner since 1990.

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

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and nine months ended September 30, 1998, Registrant incurred approximately $18,000 and $183,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $343,000 through September 30, 1998.

Forward Looking Information

In addition to historical information contained or incorporated by reference in this report on Form 10-Q, Registrant may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Registrant notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-Q and is more fully detailed in Form 10-K incorporated by reference herein. Registrant undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations.

Three months ended September 30, 1998 and 1997.

Registrant generated a net loss of approximately $389,000 in the three months ended September 30, 1998, which was comprised of services provided by the General Partner of approximately $454,000, and professional fees and other expenses of approximately $21,000, partially offset by interest income of approximately $86,000.

Registrant generated net income of approximately $290,000 in the three months ended September 30, 1997, which was comprised of a one-time gain on the sale of MV Technology Limited and Intelidata of approximately $481,000 and $160,000, respectively, and interest income of approximately $107,000, partially offset by services provided by the General Partner of approximately $455,000, and professional fees and other expenses of approximately $3,000.

The decrease in net income of approximately $680,000 from the 1997 period is primarily attributable to the one-time gains recognized in 1997 on the sales of MVT and Intelidata.

Nine Months ended September 30, 1998 and 1997.

Registrant generated a net loss of approximately $1.3 million in the first nine months of 1998, which was comprised of services provided by the General Partner of approximately $1.3 million and professional fees and other expenses of approximately $207,000, partially offset by interest income of approximately $252,000.

Registrant generated net income of approximately $3.0 million in the first nine months of 1997, which was comprised of income from discontinued operations due to the sale of the TCS television stations of approximately $3.6 million, a one-time gain on the sale of MVT and Intelidata of approximately $481,000 and $160,000, respectively, and interest income of approximately $178,000, partially offset by services provided by the General Partner of approximately $1.4 million and professional fees and other expenses of approximately $14,000.

The decrease in net income of approximately $4.3 million from the 1997 period is primarily attributable to income from discontinued operations incurred in 1997, as well as the one-time gains recognized in 1997 on the sales of MVT and Intelidata.

Pursuant to the Amendment, Registrant's obligation to pay management fees for 1996 and subsequent periods has been terminated. However, the General Partner continues to provide services on behalf of Registrant. In accordance with the Amendment, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services is treated as an expense with a corresponding increase in General Partner's capital. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner. Therefore,
Registrant's net income for the nine months ended September 30 1998 and 1997, excluding services provided by the General Partner, would have been approximately $46,000 and $4.4 million, respectively.

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

                  Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, supposedly seeking credit for, and counsel fees based on, the benefit received by the limited partners as a result of a voluntary payment made by Merrill Lynch to Registrant in March 1997, in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by the Partnership to the General Partner since 1990.

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

                  The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and nine months ended September 30, 1998, Registrant incurred approximately $18,000 and $183,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $343,000 through September 30, 1998.


  Item 2.         Changes in Securities and Use of Proceeds.

                  None

  Item 3.         Defaults Upon Senior Securities.

                  None

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  None

  Item 5.         Other Information.

                  As of September 22, 1997, with the closing of the sale of MV Technology Limited, Registrant disposed of its last Media Business (as defined in the Partnership Agreement). Accordingly, as of September 22, 1998 (one year following the disposition of its last Media Business), pursuant to the Partnership Agreement, Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (See Part II Item 1. Legal Proceedings), and making a final cash distribution, if any, to partners.


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


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.

                       By:  Media Opportunity Management Partners
                            General Partner

                       By:  RP Opportunity Management, L.P.
                            General Partner

                       By:  IMP Opportunity Management Inc.



Dated: November 9, 1998    /s/ I. Martin Pompadur
                           ----------------------
                           I. Martin Pompadur
                           Director and President
                          (principal executive officer
                           of the Registrant)


Dated: November 9, 1998    /s/ Elizabeth McNey Yates
                           -------------------------
                           Elizabeth McNey Yates
                           Executive Vice President

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


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.

                       By:  Media Opportunity Management Partners
                            General Partner

                       By: ML Opportunity Management, Inc.



Dated: November 9, 1998    /s/ Kevin K. Albert
                           -------------------
                           Kevin K. Albert
                           Director and President


Dated: November 9, 1998    /s/ Diane T. Herte
                           ------------------
                           Diane T. Herte
                           Treasurer
                           (principal accounting officer and
                            principal financial officer of the Registrant)