Form 10-K
period 1998-12-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1999-03-31
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the year ended
                                December 31, 1998

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

Registrant received initial capitalization of $4,000 and $100 from the General Partner and initial limited partners, respectively. On January 14, 1988, Registrant commenced the offering through Merrill Lynch of up to 120,000 units of limited partnership interest ("Units") at $1,000 per Unit. On March 23, 1988 and April 27, 1988, Registrant had its first and second closings on the sale of 99,131 and 13,016 Units, respectively, thereby admitting additional limited partners to Registrant. As of December 31, 1998, total limited partners' and General Partner's initial capital contributions were $112,147,100 and $1,132,800, respectively.

Media Businesses

Registrant has completed the sale or disposition of all its Media Businesses ("Media Businesses") as defined in the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") as follows:

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

As of September 22, 1997, with the closing of the sale of MVT, Registrant disposed of its last Media Business. As a result, as of September 22, 1998 (one year following the disposition of its last Media Business), pursuant to the Partnership Agreement, Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies, and making a final cash distribution, if any, to its partners. During 1998, the General Partner continued to work to resolve Registrant's obligations and contingencies relating to its former investments. As of December 31, 1998, these obligations and contingencies amounted to approximately $1.6 million, in the aggregate, and are recorded as a liability in the financial statements of Registrant. The General Partner is working diligently to resolve these obligations and contingencies as soon as practicable. However, as a result of outstanding litigation, Registrant expects a delay in its liquidation (see Item 3).

Windsor Systems

On April 13, 1988, Registrant purchased all of the assets of the community antenna television systems owned by Windsor Cablevision, Inc. serving four communities in North Carolina. The purchase price of the Windsor Systems was $4,287,500, of which $1,257,500 was paid for in cash and $3,030,000 was financed by a seller note (the "Windsor Note").

On May  18,  1994,  Registrant  sold  the  assets  of the  Windsor  Systems  for
$3,443,200, subject to post-closing adjustments. At closing, Registrant repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the Windsor Note. In addition, as required by the asset purchase agreement, at closing, $342,160 (the "Escrowed Monies") was placed into two separate escrow accounts to cover the potential costs of improving pole attachments and other possible post-closing expenses. The remaining $1,050,982 in sales proceeds was applied or reserved to pay closing costs of the transaction and certain pre-closing liabilities to third parties other than the buyer. As of December 31, 1998, such obligations are reflected as liabilities in the Consolidated Balance Sheet.

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

Registrant recognized a gain of $600,000 for financial reporting purposes in 1994 on the sale of the Windsor Systems and a gain of approximately $469,000 in 1996 for settlement of escrows and post-closing adjustments.

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

Concurrently, the equity partners in TCS agreed to seek regulatory approval to alter the ownership structure of the company. On March 26, 1993, Registrant was granted such approval by the Federal Communications Commission ("FCC"). As a result, on March 26, 1993, Registrant and Commonwealth purchased the 20.01% ownership interest held by Riverdale. On March 26, 1993, a wholly-owned subsidiary of Registrant, TCS Management Corporation became the new sole general partner of TCS and Registrant's total ownership interest in TCS increased from 41% to 51.005% (1% of which is the general partner interest). Registrant utilized approximately $170,000 of its working capital reserve to acquire the additional 10.005% interest.

TCS entered into an agreement (the "Sub-Debt Proceeds Sharing Agreement") dated September 17, 1996 with the holders of its subordinated debt under which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of the TCS stations in accordance with a formula set forth in such agreement.

     On September 15, 1995, TCS Inc. completed the sale to The Spartan Radiocasting Company ("Spartan") of all of the outstanding capital stock of Avant, a 100% owned corporate subsidiary of TCS Inc., which owns WRBL-TV, for a net sales price of $22.7 million. From the proceeds of the sale, a reserve of approximately $1.4 million was established to cover certain expenses and liabilities relating to the sale and $1,250,000 was deposited into an indemnity escrow account to secure TCS Inc.'s indemnification obligations to Spartan for taxes and other liabilities. In addition, approximately $18.9 million was applied to repay a portion of TCS' total indebtedness, which was secured by a pledge of the shares of Fabri. Approximately $1.1 million was applied to closing costs. Registrant recognized a gain, for financial reporting purposes, on the sale of Avant of approximately $17.6 million, partially offset by a reserve for estimated losses on such future sale of the remaining television stations of TCS of approximately $9.9 million. During 1997 and 1998, $1 million plus accrued interest of approximately $74,000 and $250,000 plus accrued interest of approximately $54,000, respectively, were returned to TCS from the indemnity escrow relating to the sale of Avant. In addition, during 1998, approximately $176,000 of a final working capital adjustment relating to the sale of Avant was received by TCS.

On April 15, 1997, TCS and TCS Inc. (jointly, the "Sellers"), completed the sale to Nexstar Broadcasting Group, L.L.C. ("Nexstar") of all of the outstanding capital stock of Fabri. Before the consummation of the sale, Nexstar assigned its rights under the Stock Purchase Agreement (the "Stock Purchase Agreement") to Nexstar Broadcasting of the Midwest Inc. The base purchase price for the outstanding shares of Fabri was $31,323,922 after a working capital adjustment. Pursuant to the terms of the Stock Purchase Agreement and the Sub-Debt Proceeds Sharing Agreement, after application of the proceeds generated by the sale to the payment of transaction expenses resulting from the sale and to the establishment of two separate escrow accounts totaling $1,750,000, the remaining proceeds received from the sale were applied as follows: $23,757,072 to repay certain amounts to TCS's lenders; $1,022,534 to repay outstanding principal and accrued interest on a loan made to TCS by Registrant; and $2,604,601 and $1,736,400 to pay Registrant and Commonwealth, respectively, their share of certain accrued and unpaid consulting fees. During 1997 and early 1998, $1,750,000 (the entire escrowed amount) plus accrued interest of approximately $63,000 was returned to TCS from escrows related to the sale of Fabri.

In 1998, from the cumulative amount of proceeds from the sale of both Avant and Fabri, including the released escrowed funds, TCS paid its lenders approximately $1,280,000 and paid approximately $656,000 of accrued expenses. In addition, TCS paid $1,929,707 and $1,286,472 to Registrant and Commonwealth, respectively, representing their share of certain accrued and unpaid consulting fees, and paid $748,292 each to Registrant and Commonwealth, representing their share of the net proceeds. Registrant still has an interest in the remaining net assets of TCS (approximately $100,000), which is consolidated into the Registrant's financial statements as of December 31, 1998. Registrant recorded income of $1,135,371 and $5,359,986 during 1998 and 1997, respectively, related to the sale of TCS.

Paradigm Entertainment

     On June 15, 1989, Registrant entered into a limited partnership agreement (the "Paradigm Agreement") with ML Media Opportunity Productions, Inc. ("Productions"), the Gary L. Pudney Co. ("GLP Co."), and Bob Banner Associates Inc. ("Associates") to form Paradigm, a broadcast and cable television production company based in California. Productions is a corporation, 100% owned by Registrant, formed to hold a 1% general partnership interest in Paradigm. Initially, Registrant owned 49% of Paradigm as a limited partner, while GLP Co. and Associates each had a 25% ownership share in Paradigm as general partners. GLP Co. pledged the exclusive services of Gary L. Pudney and Associates pledged the exclusive services of Bob Banner for the duration of Paradigm's operations.

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

Effective June 23, 1992, Paradigm formed a general partnership with Associates to start a new production company Bob Banner Associates Development ("BBAD"). Paradigm and/or BBAD are not currently producing television programs, and Registrant has not advanced any funds to Paradigm and/or BBAD since the second quarter of 1992. Paradigm and/or BBAD took several steps in 1992 and 1993 to reduce operating costs, primarily by reducing the number, and compensation, of employees. However, Paradigm and/or BBAD did not operate profitably during 1993, and were dependent on outside sources, primarily Associates, to finance BBAD's monthly operating costs. Registrant elected not to fund such operating costs. Due in part to Registrant's unwillingness to advance additional funds to fund the continuing operating losses and possible winding down of Paradigm's and BBAD's operating activities, Registrant recorded in 1993 a writedown of approximately $516,000 of its investment in Paradigm and BBAD to reduce Registrant's net investment to zero. Registrant actively sought a strategic partner that would share in meeting Paradigm's and/or BBAD's potential future funding needs but was unable to identify such a partner. Paradigm and/or BBAD have no liability for borrowed funds. Registrant entered into an agreement with Associates under which Paradigm retained the three television movies and the series developed by it, and the other projects and program concepts developed by Paradigm and/or BBAD were assigned to Associates, and Paradigm retained a percentage interest in all such projects and concepts.

During 1996, Registrant received proceeds of $135,000 from Paradigm's sale of Registrant's remaining interests in the films and other projects developed by Paradigm and assigned to Associates. Registrant recognized a gain for financial reporting purposes of $135,000 on the sale of the films and other projects in 1996, offset by operational losses of $53,201. Although Registrant is no longer advancing funds for continuing operations and Paradigm has no operating assets, Registrant is liable for certain liabilities of Paradigm. These liabilities are reflected in the Consolidated Balance Sheet as of December 31, 1998.

Investments and EMP, Ltd. and MVT

On September 1, 1989, Registrant entered into various agreements with Peter Clark and Alan Morris to form U.K. entities (the "Media Ventures Companies") that would develop and invest in media businesses in Europe. Pursuant to the terms of these agreements, Registrant advanced $2.0 million to Media Ventures Investments ("Investments") and its predecessors between 1989 and December 31, 1991. During 1991, and following Registrant's decision not to advance additional funds to the Media Ventures Companies beyond Registrant's initial $2.0 million commitment, the Media Ventures Companies secured funding from a third party, ALP Enterprises, Inc. ("ALP Enterprises") to allow the Media Ventures Companies to continue their operations. Due to: (i) Registrant's unwillingness to advance additional funds to the Media Ventures Companies; and (ii) the Media Ventures Companies' resultant reliance on funding from ALP Enterprises, Registrant's ownership in the Media Ventures Companies was diluted -- through a number of restructurings of the ownership of the Media Ventures Companies -- as ALP Enterprises advanced funds to the Media Ventures Companies.

As of December 31, 1993, the Media Ventures Companies had started, or made investments in, a number of media businesses, including an investment in 1992 in Teletext U.K., Ltd. ("Teletext"), a newly formed U.K. corporation organized to acquire U.K. franchise rights to provide data in text form to television viewers via television broadcast sidebands. The investment of the Media Ventures
Companies in Teletext was initially held by European Media Partners, Ltd. ("EMP"), the primary operating holding company organized by the Media Ventures Companies. Following a July 30, 1993 restructuring, EMP was owned 13.8% by Registrant, 45.6% by Clarendon (a company controlled by the founders and management of the Media Ventures Companies),and 40.6% by ALP Enterprises. Registrant also owned 36.8% of the common stock of Investments (which was, and remained, essentially inactive), ALP Enterprises owned 13.8%, Clarendon owned 41.4%, and Charles Dawson (who manages a business in which the Media Ventures Companies had an investment) owned 8.0%. Subsequently, Christopher Turner as nominee, purchased Charles Dawson's interest for a nominal fee.

During 1995, the Media Ventures Companies continued to distribute television programs, to monitor the Teletext investment held by MVT (see below), and to attempt to expand the operations of the Media Ventures Companies into new areas of European media.

Effective August 12, 1994, Registrant and EMP restructured the ownership of EMP and certain of its subsidiaries in order to enable EMP to attract additional capital from ALP Enterprises and other potential third party investors. In the restructuring, based on certain representations from EMP and ALP Enterprises, Registrant sold to Clarendon and ALP Enterprises for nominal consideration Registrant's shares in EMP. Simultaneously, Registrant and EMP entered into an agreement whereby EMP's 10% interest in Teletext was transferred, together with a (pound)350,000 loan (approximately $543,000 at then-current exchange rates) from EMP to a newly formed entity, MVT. After the transfer, Registrant owned 13.8% of the issued common shares of MVT, while EMP owned the remaining 86.2%. MVT's purpose was to manage its sole asset, a 10% interest in Teletext, a United Kingdom corporation organized to acquire United Kingdom franchising rights to provide data in text form to television viewers via television broadcast sidebands. Registrant had held an indirect 1.38% interest in Teletext. MVT paid an annual fee to EMP for management services provided by EMP in connection with overseeing MVT's investment in Teletext.
Following the restructuring, Registrant no longer had any interest in EMP.

Registrant had the right to require EMP to purchase Registrant's interest in MVT at any time between December 31, 1994 and December 31, 1997. EMP had the right to require Registrant to sell Registrant's interest in MVT to EMP at any time between September 30, 1995 and September 30, 1998. In January, 1996, EMP exercised its right to require Registrant to sell its interest in MVT to EMP, and notified Registrant of its intention to acquire Registrant's interest.

On September 22, 1997, Registrant, pursuant to the option exercised by EMP, completed the sale of its investment, a restructured 13.8% ownership interest in MVT for approximately $481,000.

During 1996 and 1995, Registrant received approximately $87,000 and $108,000, respectively, in dividends from MVT.

IMPLP/IMPI and Intelidata

On June 22, 1990, Registrant entered into a limited partnership agreement whereby Registrant and ML Media International, Inc. (a wholly-owned subsidiary of Registrant), together with Venture Media & Communications, L.P. and Tyler Information Strategies, Inc. ("Tyler") formed IMPLP and its wholly-owned subsidiary, IMPI to develop European business information businesses. IMPLP/IMPI originally developed, produced and marketed a newsletter and certain related products focusing on European media business and finance. In the fourth quarter of 1991, Registrant expanded IMPLP/IMPI's European business information activities by acquiring -- through a newly-formed corporation, Intelidata Limited ("Intelidata") -- a division of Logica plc. IMPLP/IMPI/Intelidata did not operate profitably, and were dependent on Registrant for working capital advances. Registrant sought a strategic partner to invest in IMPLP/IMPI/Intelidata, but was unable to identify such a partner. Registrant therefore arranged to sell IMPLP/IMPI/Intelidata, and consummated the sale of the businesses effective July 1, 1993 (see below). As of July 1, 1993,
Registrant had advanced approximately $4.2 million, and Tyler had advanced approximately $100,000 (including $50,000 advanced to a predecessor company of IMPLP) to IMPLP/IMPI/Intelidata.

Effective July 1, 1993, Registrant entered into three transactions to sell the business and assets of IMPLP, IMPI and Intelidata. In two separate transactions, Registrant sold the entire business and substantially all of the assets of IMPLP/IMPI and a portion of the business and assets of Intelidata to Phillips Business Information, Inc. ("PBI") for future consideration based on the revenues of IMPLP/IMPI and the portion of the Intelidata business acquired by PBI. At closing, PBI made advances of $100,000 and $150,000 to IMPLP/IMPI and Intelidata, respectively, which advances would be recoverable by PBI from any future consideration payable by PBI to Registrant. In addition, PBI agreed to assume certain liabilities of IMPLP/IMPI and Intelidata.

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

Subsequent to the sale of the businesses, Registrant advanced net additional funds totaling approximately $120,000 through December 31, 1998 to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors. Registrant anticipates that it will make additional such advances to IMPLP/IMPI and Intelidata during 1999. These obligations are reflected as a liability in the Registrant's Consolidated Balance Sheet as of December 31, 1998.

On August 27, 1997, Registrant received approximately $160,000 representing the final deferred sale payment arising from the July 1, 1993 sale of its interest in IMPLP and Intelidata.

Disposition of WWC

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

On July 29, 1996, Registrant made a cash distribution to limited partners of record on May 31, 1996, of $214 per Unit totaling $23,999,458 and $242,419 to the General Partner of net distributable sale proceeds from the sale of its stock of WWC and the remaining interests in films and other projects developed by Paradigm (see above).

Employees.

As of December 31, 1998, Registrant and its consolidated subsidiaries did not employ any persons. The business of Registrant is managed by the General Partner. RPOM, MLOM and ML Leasing Management Inc., all affiliates of the General Partner, employ individuals who perform the management and administrative services for Registrant.





Item 2.   Properties.

The offices of RPOM and MLOM are located at 350 Park Avenue - 16th Floor, New York, New York 10022 and at The World Financial Center, South Tower - 14th Floor, New York, New York, 10080-6114; respectively.

Item 3.   Legal Proceedings.

On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of Registrant, against Registrant, the General Partner, the General Partner's two partners, MLOM and RPOM, Merrill Lynch & Co., Inc. and Merrill Lynch. The action concerns Registrant's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPOM.

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, supposedly seeking credit for, and counsel fees based on, the benefit received by the limited partners as a result of the voluntary payment made by Merrill Lynch to Registrant in March 1997, in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by Registrant to the General Partner since 1990.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting Registrant's and co-defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the ground that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs' time to appeal has not yet expired.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the years ended December 31, 1998 and 1997, Registrant incurred approximately $207,000 and $160,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $367,000 through December 31, 1998.

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

As of February 10, 1999, the number of owners of Units was 14,748.

Merrill Lynch has implemented guidelines pursuant to which it reports estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) two times per year. Such estimated values will be provided to Merrill Lynch by independent valuation services based on financial and other information available to the independent services on (1) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and on (2) March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. The estimated values provided by the independent services are not market values and Unit holders may not be able to sell their Units or realize such amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value upon the liquidation of Registrant.

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

Item 6.   Selected Financial Data.

                                                  Year Ended                Year Ended               Year Ended
                                               December 31, 1994         December 31, 1995        December 31, 1996
                                               -----------------         -----------------        -----------------

Interest income                                   $     430,730             $     105,808            $     290,820
                                                  =============             =============            =============
(Loss)/Income from Partnership operations            (3,101,614)               (2,270,461)              21,433,458
                                                  =============             =============            =============
(Loss)/Income from discontinued operations          (10,426,057)                        -                   81,799
                                                  =============             =============            =============
Gain on Sale of discontinued operations                 600,000                 9,471,059                        -
                                                  =============             =============            =============
Extraordinary item                                  130,330,596                         -                        -
                                                  =============             =============            =============
Cash distributions paid to partners                   9,062,384                 2,945,275               24,241,877
                                                  =============             =============            =============


Per Unit of Limited Partnership Interest:


(Loss)/Income from Partnership operations         $      (27.38)            $      (20.04)           $      189.21
                                                  =============             =============            =============
(Loss)/Income from discontinued operations               (92.04)                        -                      .72
                                                  =============             =============            =============
Gain on Sale of discontinued operations                    5.30                     83.61                        -
                                                  =============             =============            =============
Extraordinary item                                     1,150.52                         -                        -
                                                  =============             =============            =============
Cash distributions paid to partners                       80.00                     26.00                   214.00
                                                  =============             =============            =============


                                                     As of                     As of                    As of
                                               December 31, 1994         December 31, 1995        December 31, 1996
                                               -----------------         -----------------        -----------------

Total Assets                                      $   3,950,040             $   2,889,001            $   2,387,661
                                                  =============             =============            =============
Number of Units                                       112,147.1                 112,147.1                112,147.1
                                                  =============             =============            =============


                                                  Year Ended                Year Ended
                                               December 31, 1997         December 31, 1998
                                               -----------------         -----------------

Interest income                                   $     260,438             $     339,093
                                                  =============             =============
Loss from Partnership operations                       (995,105)                 (571,192)
                                                  =============             =============
Income from discontinued operations                   5,359,986                         -
                                                  =============             =============
Cash distributions paid to partners                  23,671,989                         -
                                                  =============             =============


Per Unit of Limited Partnership Interest:


Loss from Partnership operations                  $       (8.78)            $       (5.04)
                                                  =============             =============
Income from discontinued operations                       47.31                         -
                                                  =============             =============
Cash distributions paid to partners                      211.08                         -
                                                  =============             =============


                                                     As of                     As of
                                               December 31, 1997         December 31, 1998
                                               -----------------         -----------------

Total Assets                                      $  13,361,127             $  10,279,452
                                                  =============             =============
Number of Units                                       112,147.1                 112,147.1
                                                  =============             =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

As  of  December  31,  1998,   Registrant  had  $10,152,858  in  cash  and  cash
equivalents.

As of September 22, 1997, with the closing of the sale of MV Technology Limited ("MVT"), Registrant disposed of its last Media Business, as defined in the Amended and Restated Agreement of Limited Partnership (the "Partnership
Agreement"). As a result, as of September 22, 1998 (one year following the disposition of its last Media Business), pursuant to the Partnership Agreement, Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (see below), and making a final cash distribution, if any, to its partners. During 1998, the General Partner continued to work to resolve Registrant's obligations and contingencies relating to its former investments. As of December 31, 1998, these obligations and contingencies amounted to approximately $1.6 million, in the aggregate and are recorded as a liability in the financial statements of Registrant. The General Partner is working diligently to resolve these obligations as soon as practicable.

Registrant's ongoing cash needs will be to fund its existing obligations and costs in connection with the liquidation of Registrant, as well as providing for costs and expenses related to the purported class action lawsuit described below. Media Opportunity Management Partners (the "General Partner") currently anticipates that the pendency of such litigation, as described below, related claims against Registrant for indemnification, other costs and expenses related to such litigation, and the involvement of management, will adversely affect (a) the timing of the termination of Registrant, (b) the amount of proceeds which may be available for distribution, and (c) the timing of the distribution to the limited partners of any net proceeds that remain after resolving such obligations and contingencies.

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

Also, pursuant to the Amendment, Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. However, the General Partner continued to provide services on behalf of Registrant. In accordance with the Amendment, Registrant has no obligation to pay for these services and will not pay for such services. However, in accordance with generally accepted accounting principles, for financial reporting purposes, amounts equal to these services for 1998 and 1997 of $1,813,960 and $1,869,597, respectively, have been treated in the accompanying income statements as an expense with a corresponding increase in General Partner's capital. Similarly, an amount representing these services for 1996 of $2,144,597 was treated as an increase in General Partner's capital and a reduction of management fee payable in the Partnership's first quarter 1997 financial statements. In conjunction with the General Partner's capital increases mentioned above, a transfer was made to the limited partners' capital in an aggregate amount of $1,795,820 and $3,974,052 during 1998 and 1997, respectively, which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of Registrant, against Registrant, the General Partner, the General Partner's two partners, ML Opportunity Management Inc. ("MLOM") and RP Opportunity Management, L.P. ("RPOM"), Merrill Lynch & Co., Inc. and Merrill Lynch. The action concerns Registrant's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPOM.

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, supposedly seeking credit for, and counsel fees based on, the benefit received by the limited partners as a result of the voluntary payment made by Merrill Lynch to Registrant in March 1997, in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by Registrant to the General Partner since 1990.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting Registrant's and co-defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the ground that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs' time to appeal has not yet expired.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the years ended December 31, 1998 and 1997, Registrant incurred approximately $207,000 and $160,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $367,000 through December 31, 1998.

Results of Operations.

1998

Registrant generated a net loss of approximately $571,000 in 1998, which was comprised of the following components: (1) services provided by the General Partner of approximately $1.8 million; (2) professional fees of approximately $232,000; partially offset by (3) interest income of approximately $339,000 and
(4) the recognition of approximately $1.1 million in income resulting from the prior sale of TCS Television Partners, L.P. ("TCS").

Pursuant to the Amendment, Registrant's obligation to pay management fees for 1996 and subsequent periods was terminated. However, the General Partner continues to provide services on behalf of Registrant. In accordance with the Amendment, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services is treated as an expense with a corresponding increase in General Partner's capital. The foregoing expense and related capital transfer have no effect on the capital of the limited partners or the General Partner. Therefore, Registrant's net income for the years ended 1998, 1997, and 1996, excluding services provided by the General Partner, would have been approximately $1.2 million, $6.2 million, and $23.7 million, respectively.

1997

Registrant generated net income of approximately $4.4 million in 1997, which was comprised of the following components: (1) the recognition of approximately $5.4 million in income resulting from the sale of TCS; (2) one-time gains on the sale of MVT and International Media Publishing, L.P./Intelidata Limited ("Intelidata") of approximately $481,000 and $160,000, respectively, and (3) interest income of approximately $260,000; partially offset by services provided by the General Partner of approximately $1.9 million and professional fees of approximately $198,000.





1996

Registrant generated net income of approximately $21.5 million in 1996, which was comprised of the following components: (1) a gain of approximately $22.8 million on the sale of the stock of Western Wireless Corporation ("WWC"), (2) interest income of approximately $291,000, (3) income from dividends received from MVT of approximately $87,000, (4) approximately $469,000 from monies released from escrow and other post closing adjustments relating to the sale of the assets of its cable television systems in North Carolina, (5) a gain of $135,000 on the sale of Registrant's interests in films and other projects developed by Paradigm Entertainment, L.P. ("Paradigm") partially offset by (a) management fee expenses of approximately $2.1 million, (b) operational losses at Paradigm of approximately $53,000 and (c) professional fees of approximately $112,000.

1998 vs. 1997

The decrease in net income of approximately $4.9 million from 1997 is primarily attributable to the recognition of approximately $5.4 million of income in 1997 resulting from the sale of TCS and one-time gains of approximately $481,000 and $160,000 recognized in 1997 on the sales of MVT and Intelidata, respectively; partially offset by approximately $1.1 million of income related to TCS in 1998.

1997 vs. 1996

The decrease in net income of approximately $17.2 million from 1996 is primarily attributable to the one-time gain in 1996 on the sale of the stock of WWC of approximately $22.8 million, partially offset by the recognition of approximately $5.4 million in income resulting from the sale of TCS.

Recently Issued Accounting Standards

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and to measure those instruments at fair value, as well as to identify the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Registrant is still evaluating what effect, if any, SFAS No. 133 will have on the results of operations and financial position of Registrant.




Forward Looking Information

In addition to historical information contained or incorporated by reference in this report on Form 10-K, Registrant may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Registrant notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-K. Registrant undertakes no responsibility to update publicly or revise any forward-looking statements.

Year 2000 Compliance Initiative

The year 2000 ("Y2K") problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

Overall, Registrant believes that it has identified and evaluated its internal Y2K problem and that it is devoting sufficient resources to renovating technology systems that are not already Y2K compliant. Registrant has been working with third-party software vendors to ensure that computer programs utilized by Registrant are Y2K compliant. In addition, Registrant has contacted third parties to ascertain whether these entities are addressing the Y2K issue within their own operation.

The General Partner, through MLOM is responsible for providing administrative and accounting services necessary to support Registrant's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort (of which MLOM is a part) to address the risks associated with the Y2K problem, both internal and external. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed.

Merrill Lynch will participate in further industrywide testing currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions.

Although Registrant has not finally determined the cost associated with its Year 2000 readiness efforts, Registrant does not anticipate the cost of the Y2K problem to be material to its business, financial condition or results of operations in any given year. However, there can be no guarantee that the systems of other companies on which Registrant's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with Registrant's systems would not have a material adverse effect on Registrant's business, financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market
                  Risk

As of December 31, 1998, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

Item 8.   Financial Statements and Supplementary Data.

                                   TABLE OF CONTENTS

                          ML Media Opportunity Partners, L.P.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Operations
   for the three years ended December 31, 1998

Consolidated Statements of Cash Flows
   for the three years ended December 31, 1998

Consolidated Statements of Changes in Partners' Capital/(Deficit) for the three years ended December 31, 1998

Notes to Consolidated Financial Statements for the three years ended December 31, 1998

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its affiliated entities as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
New York, New York
March 12, 1999

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                       Notes                 1998                  1997
                                                       -----                 ----                  ----

ASSETS:
Cash and cash equivalents                                               $  10,152,858         $  13,324,291

Interest and other receivables                                                 37,403                36,836

Other assets                                                                   89,191                     -
                                                                        -------------         -------------
TOTAL ASSETS                                                            $  10,279,452         $  13,361,127
                                                                        =============         =============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
   Accounts payable and accrued liabilities                             $   2,071,911         $   6,396,354
                                                                        -------------         -------------
Total Liabilities                                                           2,071,911             6,396,354
                                                                        -------------         -------------
   Commitments and contingencies                        2,6


(Continued on the following page.)

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                                   (continued)
--------------------------------------------------------------------------------

                                                                 Notes               1998                1997
                                                                 -----               ----                ----

Partners' Capital:

General Partner:

Capital contributions, net of offering expenses                                   1,019,428           1,019,428

Additional capital contributions                                   2             29,573,143          27,759,183

Transfer from General Partner  to Limited partners                 2            (29,514,131)        (27,718,311)

Cumulative cash distributions                                                      (362,496)           (362,496)

Cumulative loss                                                                    (613,376)           (607,664)
                                                                               ------------        ------------
                                                                                    102,568              90,140
                                                                               ------------        ------------
Limited partners:

Capital contributions, net of offering expenses
  (112,147.1 Units of Limited Partnership Interest)                             100,914,316         100,914,316

Transfer from General Partner  to Limited partners                 2             29,514,131          27,718,311

Tax allowance cash distribution                                                  (2,040,121)         (2,040,121)

Other cumulative cash distributions                                2            (59,559,029)        (59,559,029)

Cumulative loss                                                                 (60,724,324)        (60,158,844)
                                                                               ------------        ------------
                                                                                  8,104,973           6,874,633
                                                                               ------------        ------------
Total Partners' Capital                                                           8,207,541           6,964,773
                                                                               ------------        ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                        $ 10,279,452        $ 13,361,127
                                                                               ============        ============



See Notes to Consolidated Financial Statements.

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                   1998                  1997                 1996
                                                   ----                  ----                 ----

Interest income                                $   339,093           $   260,438          $   290,820
Other income                                             -               170,718              555,489
Income from TCS                                  1,135,371                     -                    -
Gain on Sale of:
 MVT                                                     -               481,200                    -
 IMP/Intelidata                                          -               159,901                    -
 Western Wireless Corporation stock                      -                     -           22,843,249
                                               -----------           -----------          -----------
                                                 1,474,464             1,072,257           23,689,558
                                               -----------           -----------          -----------
Partnership Operating Expenses:

Professional fees
 and other                                         231,696               197,765              111,503
Services provided by the
   General Partner                               1,813,960             1,869,597            2,144,597
                                               -----------           -----------          -----------
                                                 2,045,656             2,067,362            2,256,100
                                               -----------           -----------          -----------
(Loss)/Income from Partnership
 operations                                       (571,192)             (995,105)          21,433,458
                                               -----------           -----------          -----------


Discontinued operations:
Income from Discontinued operations of:
 Production Segment                                      -                     -               81,799

 Television and Radio Station Segment                    -             5,359,986                    -
                                               -----------           -----------          -----------


(Continued on the following page.)

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                   (continued)
--------------------------------------------------------------------------------

                                                               1998                1997               1996
                                                               ----                ----               ----



Income from discontinued operations                                 -            5,359,986            81,799
                                                          -----------         ------------      ------------


NET (LOSS)/INCOME                                         $  (571,192)        $  4,364,881      $ 21,515,257
                                                          ===========         ============      ============
Per Unit of Limited Partnership Interest:


(Loss)/Income from Partnership operations                 $     (5.04)        $      (8.78)     $     189.21


Income from discontinued operations                                 -                47.31               .72
                                                          -----------         ------------      ------------

NET (LOSS)/INCOME                                         $     (5.04)        $      38.53      $     189.93
                                                          ===========         ============      ============
Number of Units                                             112,147.1            112,147.1         112,147.1
                                                          ===========         ============      ============


See Notes to Consolidated Financial Statements.

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                           1998                  1997               1996
                                                           ----                  ----               ----

Cash flows from operating activities:

Net (loss)/income                                     $   (571,192)         $   4,364,881      $   21,515,257

Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:

  Services provided by
   the General Partner                                   1,813,960              1,869,597                   -

  Income from TCS                                       (1,135,371)                     -                   -

  Income from
   discontinued operations                                       -             (5,359,986)                  -

  Gain on sale of MVT                                            -               (481,200)                  -

  Gain on sale of
   IMP/Intelidata                                                -               (159,901)                  -

  Gain on sale of
   Western Wireless
   Corporation stock                                             -                      -         (22,843,249)


(Continued on the following page.)

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                   (continued)
--------------------------------------------------------------------------------

                                                                1998                  1997                 1996
                                                                ----                  ----                 ----

Changes in operating assets and liabilities:

  Accounts payable and
   accrued liabilities                                      (4,235,252)             4,724,900             120,309

  Interest and other
   receivables                                                    (567)               (32,619)             (2,904)

  Other assets                                                 (89,191)                     -              86,041

  Management fee payable                                             -                      -           2,144,597

Change in Net Liabilities
 of Discontinued Operations
 - Production Segment                                                -                (58,912)            (81,799)
                                                          ------------            -----------          ----------
Net cash (used in)/provided
 by operating activities                                    (4,217,613)             4,866,760             938,252
                                                          ------------            -----------          ----------


(Continued on the following page.)

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                   (continued)
--------------------------------------------------------------------------------

                                                            1998                     1997                    1996
                                                            ----                     ----                    ----



Cash flows from investing activities:

Proceeds from disposition
 of discontinued operations                              1,046,180                5,359,986                       -

Net proceeds from
 sale of Western Wireless
 Corporation stock                                               -                        -              24,147,088

Proceeds from sale of MVT                                        -                  481,200                       -

Proceeds from sale of IMPLP/Intelidata
                                                                 -                  159,901                       -
                                                      ------------              -----------             -----------
Net cash provided by
 investing activities                                    1,046,180                6,001,087              24,147,088



(Continued on the following page.)

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                   (continued)
--------------------------------------------------------------------------------

                                                       1998                       1997                       1996
                                                       ----                       ----                       ----

Cash flows from financing
 activities:

Additional capital  contributions                           -                 23,744,989                          -


Cash distributions                                          -                (23,671,989)               (24,241,877)
                                                -------------               ------------               ------------
Net cash provided                                           -                     73,000                (24,241,877)
 by/(used in) financing
 activities
                                                -------------               ------------               ------------
Net (decrease)/increase
 in cash and cash equivalents                      (3,171,433)                10,940,847                    843,463

Cash and cash equivalents
   at beginning of year                            13,324,291                  2,383,444                  1,539,981
                                                -------------               ------------               ------------

Cash and cash equivalents
  at end of year                                $  10,152,858               $ 13,324,291               $  2,383,444
                                                =============               ============               ============
Cash paid for interest
 by TCS                                         $   1,280,539               $  2,290,177               $  1,269,914
                                                =============               ============               ============


See Notes to Consolidated Financial Statements.

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/(DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                              General Partner            Limited Partners            Total
                                              ---------------            ----------------        -------------


1996:
----
Partners' Capital
 as of January 1, 1996                        $       32,885             $     1,206,433         $    1,239,318

Net Income                                           215,153                  21,300,104             21,515,257

Cash Distribution                                   (242,419)                (23,999,458)           (24,241,877)
                                              --------------             ---------------         --------------

Partners' Capital/(Deficit)
   as of December 31, 1996                             5,619                  (1,492,921)            (1,487,302)

1997:
----
Net Income                                            43,649                   4,321,232              4,364,881

Additional capital contributions
                                                  27,759,183                           -             27,759,183

Transfer from General Partner to Limited
   Partners                                      (27,718,311)                 27,718,311                      -


Cash Distribution                                          -                 (23,671,989)           (23,671,989)
                                              --------------             ---------------         --------------

Partners' Capital as of
   December 31, 1997                                  90,140                   6,874,633              6,964,773

1998:
Net Loss                                              (5,712)                   (565,480)              (571,192)

Additional capital contribution                    1,813,960                           -              1,813,960


Transfer from General Partner to Limited
   Partners                                       (1,795,820)                  1,795,820                      -
                                              --------------             ---------------         --------------

Partners' Capital
   as of December 31, 1998                   $       102,568             $     8,104,973         $    8,207,541
                                             ===============             ===============         ==============


See Notes to Consolidated Financial Statements.

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998


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

The Partnership was formed to acquire, finance, hold, develop, improve, maintain, operate, lease, sell, exchange, dispose of and otherwise invest in and deal with Media Businesses and direct and indirect interests therein. As of September 22, 1997, with the closing of the sale of MV Technology Limited ("MVT"), the Partnership disposed of its last Media Business (as defined in the Partnership Agreement). As a result, as of September 22, 1998 (one year following the disposition of its last Media Business), pursuant to the Partnership Agreement, the Partnership is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies, and making a final cash distribution, if any, to its partners.

Reclassifications

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Partnership accounts for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". No provision for income taxes has been made for the Partnership because all income and losses are allocated to the partners for inclusion in their respective tax returns.

Recently Issued Accounting Standards

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and to measure those instruments at fair value, as well as to identify the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Partnership is still evaluating what effect, if any, SFAS No. 133 will be on the results of operations and financial position of the Partnership .

Cash Equivalents

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents.

2.   Liquidity and Summary of Investment Status

As of December 31, 1998 and 1997 the Partnership had $10,152,858 and $13,324,291 in cash and cash equivalents.

As of September 22, 1998 (one year following the disposition of its last Media Business), pursuant to the Partnership Agreement, the Partnership is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (see below), and making a final cash distribution, if any, to its partners. During 1998, the General Partner continued to work to resolve the Partnership's obligations and contingencies relating to its former investments. As of December 31, 1998, these obligations and contingencies amounted to approximately $1.6 million, in the aggregate, and are recorded as a liability in the financial statements of the Partnership. The General Partner is working diligently to resolve these obligations and contingencies as soon as practicable.

The General Partner currently anticipates that the pendency of such litigation, as described below, related claims against the Partnership for indemnification, other costs and expenses related to such litigation, and the involvement of management, will adversely affect (a) the timing of the termination of the Partnership, (b) the amount of proceeds which may be available for distribution, and (c) the timing of the distribution to limited partners of any net proceeds that remain after resolving such obligations and contingencies.

On March 27, 1997, the Partnership received a voluntary cash payment of $23,671,989 (the "Cash Payment") from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), an affiliate of the General Partner, for distribution solely to limited partners. Pursuant to an amendment to the Partnership Agreement dated March 24, 1997 (the "Amendment"), the Cash Payment was distributable solely to limited partners. On April 2, 1997, the Partnership distributed all the proceeds of the Cash Payment, or $211.08 per $1,000 limited partnership unit ("Unit"), to limited partners of record as of March 24, 1997. The Cash Payment was treated in the accompanying financial statements as a capital contribution by the General Partner and a simultaneous transfer to limited partners' capital.

Also, pursuant to the Amendment, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, amounts equal to these services for 1998 and 1997 of $1,813,960 and $1,869,597, respectively, have been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. Similarly, an amount representing these services for 1996 of $2,144,597 was treated as an increase in General Partner's capital and a reduction of management fee payable in the Partnership's first quarter 1997 financial statements. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital in an aggregate amount of $1,795,820 and $3,974,052 during 1998 and 1997, respectively, which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

TCS Television Partners, L.P.

     On September 15, 1995, TCS Television Inc. ("TCS Inc.") completed the sale to The Spartan Radiocasting Company ("Spartan") of all of the outstanding capital stock of Avant Development Corporation ("Avant"), a 100% owned corporate subsidiary of TCS Inc., which owned WRBL-TV, for a net sales price of $22.7 million. From the proceeds of the sale, a reserve of approximately $1.4 million was established to cover certain expenses and liabilities relating to the sale and $1,250,000 was deposited into an indemnity escrow account to secure TCS Inc.'s indemnification obligations to Spartan for taxes and other liabilities. In addition, approximately $18.9 million was applied to repay a portion of TCS Television Partners, L.P.'s ("TCS") total indebtedness, which was secured by a pledge of the shares of Fabri Development Corporation ("Fabri"). Approximately $1.1 million was applied to closing costs. The Partnership recognized a gain, for financial reporting purposes, on the sale of Avant of approximately $17.6 million, partially offset by a reserve for estimated losses on such future sale of the remaining television stations of TCS of approximately $9.9 million. During 1997 and 1998, $1 million plus accrued interest of approximately $74,000 and $250,000 plus accrued interest of approximately $54,000, respectively, were returned to TCS from the indemnity escrow relating to the sale of Avant. In addition, during 1998, $176,000 of a final working capital adjustment relating to the sale of Avant was received by TCS.

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

Fabri, a 100% owned corporate subsidiary of TCS Inc., owned two television stations, WTWO-TV in Terre Haute, Indiana and KQTV in St. Joseph, Missouri. Before the consummation of the sale, Nexstar assigned its rights under the Stock Purchase Agreement (the "Stock Purchase Agreement") to Nexstar Broadcasting of the Midwest Inc. The base purchase price for the outstanding shares of Fabri was $31,323,922 after a working capital adjustment. Pursuant to the terms of the Stock Purchase Agreement and the Sub-Debt Proceeds Sharing Agreement, after application of the proceeds generated by the sale to the payment of transaction expenses resulting from the sale and to the establishment of two separate escrow accounts totaling $1,750,000 (the entire escrowed amount), the remaining proceeds received from the sale were applied as follows: $23,757,072 to repay certain amounts to TCS's lenders; $1,022,534 to repay outstanding principal and accrued interest on a loan made to TCS by the Partnership; and $2,604,601 and $1,736,400 to pay the Partnership and Commonwealth Capital Partners, L.P. ("Commonwealth"), respectively, their share of certain accrued and unpaid consulting fees. During 1997 and early 1998, $1,750,000 (the entire escrowed amount) plus accrued interest of approximately $63,000 was returned to TCS from escrows related to the sale of Fabri.

     In 1998, from the cumulative amount of proceeds from the sale of both Avant and Fabri, including released escrowed funds, TCS paid its lenders approximately $1,280,000 and paid approximately $656,000 toward accrued expenses. In addition, TCS paid $1,929,707 and $1,286,472 to the Partnership and Commonwealth, respectively, representing their share of certain accrued and unpaid consulting fees, and paid $748,292 each to the Partnership and Commonwealth representing their share of the net proceeds. The Partnership still has an interest in the remaining net assets of TCS (approximately $100,000), which is consolidated into the Partnership's financial statements as of December 31, 1998. The Partnership recorded income of $1,135,371 and $5,359,986 during 1998 and 1997, respectively, related to the sale of TCS.

Investments and EMP, Ltd. and MVT

Effective August 12, 1994, the Partnership owned 13.8% of the issued common shares of MVT, while European Media Partners, Ltd. ("EMP") owned the remaining 86.2%. MVT's purpose was to manage its sole asset, a 10% interest in Teletext, a United Kingdom corporation organized to acquire United Kingdom franchising rights to provide data in text form to television viewers via television broadcast sidebands. The Partnership had held an indirect 1.38% interest in Teletext. MVT paid an annual fee to EMP for management services provided by EMP in connection with overseeing MVT's investment in Teletext. Following the restructuring, the Partnership no longer had any interest in EMP.

In January, 1996, EMP exercised its right to require the Partnership to sell its interest in MVT to EMP and notified the Partnership of its intention to acquire the Partnership's interest. On September 22, 1997, the Partnership, pursuant to the option exercised by EMP, completed the sale of its remaining investment, a restructured 13.8% ownership interest in MVT and recorded a gain on the sale of approximately $481,000. In addition, during 1996, the Partnership received approximately $87,000 in dividends from MVT.

Sale of Windsor Systems

On May 18, 1994, the Partnership sold the assets of its cable television systems in North Carolina (the "Windsor Systems") for $3,443,200, subject to post-closing adjustments. At closing, the Partnership repaid the $2,050,058 of principal and interest then due under a seller note used in financing the original purchase of the Windsor Systems (the "Windsor Note"), as required by the terms of the Windsor Note. In addition, as required by the asset purchase agreement, at closing, $342,160 (the "Escrowed Monies") was placed into two separate escrow accounts to cover the potential costs of improving pole attachments and other possible post-closing expenses. The remaining $1,050,982 in sales proceeds was applied or reserved to pay closing costs of the transaction and certain pre-closing liabilities to third parties other than the buyer. As of December 31, 1998, such obligations are reflected as liabilities in the Consolidated Balance Sheet.

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

The Partnership recognized a gain of approximately $469,000 in 1996 for settlement of Escrowed Monies and post-closing adjustments related to the sale of the Windsor Systems.

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

Disposition of IMPLP/IMPI and Intelidata

Effective July 1, 1993, the Partnership entered into three transactions to sell the business and assets of International Media Publishing, L.P. ("IMPLP") and its wholly owned subsidiary International Media Publishing, Inc. ("IMPI") and Intelidata Limited ("Intelidata"). In two separate transactions, the Partnership sold the entire business and substantially all of the assets of IMPLP/IMPI and a portion of the business and assets of Intelidata to Phillips Business Information, Inc. ("PBI") for future consideration based on the revenues of IMPLP/IMPI and the portion of the Intelidata business acquired by PBI. At closing, PBI made advances of $100,000 and $150,000 to IMPLP/IMPI and Intelidata, respectively, which advances would be recoverable by PBI from any future consideration payable by PBI to the Partnership. In addition, PBI agreed to assume certain liabilities of IMPLP/IMPI and Intelidata.

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

Subsequent to the sale of the businesses, the Partnership advanced net additional funds totaling approximately $120,000 through December 31, 1998 to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors. The Partnership anticipates that it will make additional such advances to IMPLP/IMPI and Intelidata during 1999. These obligations are reflected as a liability in the Partnership's Consolidated Balance Sheet as of December 31, 1998.

On August 27, 1997, the Partnership received and recognized a gain for financial reporting purposes of approximately $160,000 representing the final deferred sale payment arising from the July 1, 1993 sale of its interest in IMPLP and Intelidata. These funds represented the contractual royalty fee for sales generated by Intelidata since the 1993 sale.

Paradigm/BBAD

During 1996, the Partnership received $135,000 from Paradigm's sale of the Partnership's remaining interests in the films and other projects developed by Paradigm. The Partnership recognized a gain for financial reporting purposes of $135,000 on the sale of the films and other projects in 1996, offset by operational losses of $53,201. Although the Partnership is no longer advancing funds for continuing operations and Paradigm has no operating assets, the Partnership is liable for certain liabilities of Paradigm. These liabilities are reflected in the Consolidated Balance Sheet as of December 31, 1998.

3.   DISCONTINUED OPERATIONS

Production Segment

Although the Partnership disposed of its remaining interest in films and other projects owned by Paradigm in 1996, the Partnership is liable for certain liabilities of Paradigm. As of December 31, 1998, the Partnership has consolidated the remaining cash and liabilities of Paradigm.

During 1996, the Partnership's Production Segment was presented as discontinued operations. In 1996, the Partnership recorded a gain of $135,000 on the sale of films and other projects owned by Paradigm offset by operational losses of $53,201 (see Note 2).

Summarized results of the discontinued operations of the Production Segment on the Consolidated Statements of Operations for the year ended December 31, 1996 are as follows:


           Operating Revenues                                                   $    158,468

           Less: Operating Expenses                                                   59,956
                                                                                ------------
           Operating Income                                                           98,512

           Minority Interest                                                         (16,713)
                                                                                ------------
           Income from discontinued operations                                  $     81,799
                                                                                ============

Television and Radio Station Segment

During 1997, the Partnership disposed of its remaining two operating properties in the Television and Radio Station Segment and recorded income of $5,359,986. The Partnership still retains an interest in the remaining assets of TCS (see
Note 2). During 1996, the Partnership presented its Television and Radio Station Segment as discontinued operations.

4.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

During the three years ended December 31, 1998, the General Partner provided the following services to the Partnership:

                                                          For the Year Ended      For the Year Ended      For the Year Ended
                                                           December 31, 1998       December 31, 1997       December 31, 1996
                                                          ------------------      ------------------      ------------------

   Media Opportunity Management
        Partners (General Partner):

   Partnership Management Fee                             $        959,428         $        943,391        $        913,253
   Property Management Fee                                         854,532                  926,206               1,231,344
                                                          ----------------         ----------------        ----------------
                                                          $      1,813,960         $      1,869,597        $      2,144,597
                                                          ================         ================        ================

During the first quarter of 1997, the Partnership's obligation to pay a management fee as of December 31, 1996 and thereafter was terminated. The Partnership did not pay the General Partner a management fee for 1996, 1997 or 1998 (see Note 2).

In addition, RP Television, an affiliate of the General Partner, provided certain administrative and accounting services to the television stations owned by TCS. The television stations paid for these services at cost. The reimbursed cost incurred by RP Television on behalf of TCS totaled approximately $235,000, $109,000 and $238,000 for 1998, 1997 and 1996, respectively. These reimbursed costs are included in the Consolidated Statements of Operations.

5. ACCOUNTING FOR INCOME TAXES

Certain entities owned by the Partnership were taxable entities and thus were required under SFAS No. 109 to recognize deferred income taxes. During 1997, the Partnership disposed of its last taxable entity. Therefore, as of December 31, 1998, the only entities remaining are classified as partnerships for tax purposes. Hence, all items of income and deductions at the Partnership level will flow up to the partners of the Partnership and there will be no income tax liability imposed at the Partnership level. Additionally, since all the taxable entities have been liquidated, there is no deferred tax asset or liability as of December 31, 1998 and as of December 31, 1997.

For the Partnership, the differences between the tax basis of assets and liabilities and the reported amounts are as follows:

                                                                          As of                    As of
                                                                     December 31, 1998        December 31, 1997
                                                                     -----------------        -----------------
   Partners' Capital - financial statements
                                                                     $      8,207,541         $      6,964,773
   Differences:
        Offering expenses                                                  11,346,156               11,346,156
        Basis of property, plant and equipment and intangible
            assets                                                          4,206,605                4,206,605

        Cumulative income of stock investments (corporations)             (12,732,333)             (12,542,110)

        Management fees                                                     4,176,677                4,176,677
        Other                                                               7,570,603                6,425,298
                                                                     ----------------         ----------------
   Partners' Capital - income tax bases                              $     22,775,249         $     20,577,399
                                                                     ================         ================


6.       CONTINGENCIES

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

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly failed to return to plaintiffs and the alleged class members certain uninvested capital contributions in the amount of $18.5 million (less certain reserves), (2) improperly paid itself management fees in the amount of $18.3 million, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPOM, supposedly duplicative management fees in an amount in excess of $6 million. In addition, plaintiffs assert a claim for quantum meruit, supposedly seeking credit for, and counsel fees based on, the benefit received by the limited partners as a result of the voluntary payment made by Merrill Lynch to the Partnership in March 1997, in the amount of approximately $23 million, representing management fees, certain expenses, and interest paid by the Partnership to the General Partner since 1990.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting the Partnership's and co-defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the ground that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner.
Plaintiffs' time to appeal has not yet expired.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the
Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the years ended December 31, 1998 and 1997, the Partnership incurred approximately $207,000 and $160,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $367,000 through December 31, 1998.

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

RP Opportunity Management, L.P. (the "Management Company or "RPOM")

                                                 Served in
                                                 Present
                                                 Capacity
      Name                                       Since (1)                Position Held
--------------------                            -----------        -------------------------------

I. Martin Pompadur                               6/15/87           Director and President
                                                                   IMP Opportunity Management, Inc.

Elizabeth McNey Yates                            4/01/88           Executive Vice President
                                                                   IMP Opportunity Management, Inc.



(1)      The Director  holds office until a successor is elected and  qualified.
         All executive officers serve at the pleasure of the Director.


ML Opportunity Management Inc. ("MLOM")

                                                    Served in Present
          Name                                     Capacity Since (1)           Position Held
-----------------------------                      ------------------           --------------------------

Kevin K. Albert                                          2/19/91                 President
                                                         6/22/87                 Director

James V. Caruso                                         11/20/98                 Director
                                                        12/30/98                 Executive Vice President

David G. Cohen                                          11/20/98                 Director
                                                         8/11/95                 Vice President

Rosalie Y. Goldberg                                     11/20/98                 Director
                                                        12/30/98                 Vice President

Diane T. Herte (2)                                      12/30/98                 Vice President

Robert J. Remick                                        12/30/98                 Treasurer


(1)      Directors hold office until their successors are elected and qualified.
         All executive officers serve at the pleasure of the Board of Directors.

(2)      Ms. Herte held the position of Treasurer from August 11, 1995 through December 29, 1998.

I. Martin  Pompadur,  63,  Director and President of RP Opportunity  Management,
L.P. Mr. Pompadur is an Executive Vice President of News Corporation and President of News Corporation-Eastern and Central Europe. Mr. Pompadur is also the Chairman and Chief Executive Officer of GP Station Partners which is the General Partner of Television Station Partners, L.P., a private limited partnership that owned and operated four network affiliated television stations. These stations were sold in January 1996 and this partnership is currently in its liquidation phase. Mr. Pompadur is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owned and operated WBRE-TV, a network affiliated station in Wilkes-Barre/Scranton, Pennsylvania. This station was sold in January 1998 and is currently in its liquidation phase. Mr. Pompadur is also the President and a Director of RP Media Management ("RPMM"), a joint venture which is a partner in Media Management Partners, an affiliate of the General Partner and the general partner of ML Media Partners, L.P.("ML Media") which presently owns a cable television system and two radio stations. Mr. Pompadur was the Principal Executive Officer and principal owner of RP Radio Management Inc.("RP Radio"), a company owned principally by Mr. Pompadur to provide administrative and day-to-day management services to ML Media's radio properties. On December 27, 1997, RP Radio Management Inc. was merged into RP Radio Management LLC, an entity wholly owned by ML Media. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator organized in January 1988 and owned principally by Mr. Pompadur and the estate of Elton H. Rule to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States.

Elizabeth McNey Yates, 35, Executive Vice President of RP Opportunity Management, L.P., joined RP Companies Inc., an entity controlled by Mr. Pompadur, in March 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc., Executive Vice President of RPMM and Chief Operating Officer and Executive Vice President of RP Radio. In addition, Ms Yates is the President and Chief Operating Officer of MultiVision.

Kevin K. Albert, 46, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financing including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of MLOM and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLOM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLOM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLOM and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II") and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLOM and the general partner of the General Partner of ML Technology Ventures, L.P. Mr. Albert also serves as an independent general partner of Venture II.

James V. Caruso, 47, a Director of ML Investment Banking, joined Merrill Lynch in 1975. Mr. Caruso manages the Investment Banking Group Corporate Accounting, Master Lease and off Balance Sheet accounting functions as well as the Controller's area of the Partnership Analysis and Finance Group. Mr. Caruso is also a director of ML Media, ML Venture, ML R&D, ML Mezzanine, ML Mezzanine II and MLH Property Managers Inc., an affiliate of MLOM and the general partner of MLH Income Realty Partnership VI.

David G. Cohen, 36, a Vice President of ML Investment Banking, joined Merrill Lynch in 1987. Mr. Cohen shares responsibility for the ongoing management of the operations of various project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Cohen is also a director of ML Media, ML Venture, and ML R&D.

Rosalie Y. Goldberg, 61, a First Vice President and Senior Director of Merrill Lynch's Private Client Group and the Director of its Special Investments Group. Ms. Goldberg joined Merrill Lynch in 1975 and has held a number of management positions in the Special Investments area, including the position of Manager for Product Development and Origination from 1983 to 1989. Ms. Goldberg is also a Director of ML Mezzanine, ML Mezzanine II, and ML Media.

Diane T. Herte, 38, a Vice President of ML Investment Banking since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner, manager or administrator.

Robert J. Remick, 28, an Assistant Vice President of ML Investment Banking since 1996, joined Merrill Lynch in 1994. Mr. Remick's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or administrator.

     Mr. Pompadur and Ms. Yates were each executive officers of Maryland Cable Corp. and Maryland Cable Holdings Corp. at and during the two years prior to the filing by both companies on March 10, 1994 of a consolidated plan of reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. Maryland Cable Holdings Corp. was at the time of such filing a subsidiary of Registrant.

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

The current members of the Investment Committee are as follows:

             RPOM Representative                   MLOM Representatives

             I. Martin Pompadur                    Kevin K. Albert
                                 James V. Caruso

Item 11.          Executive Compensation.

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 4 to the Financial Statements included in Item 8 hereof, however, for amounts paid by Registrant to the General Partner and its affiliates for the three years ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of February 10, 1999, no person was known by the Registrant to be the beneficial owner of more than 5 percent of the Units.

To the knowledge of the General Partner, as of February 10, 1999, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch & Co., Inc.

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

Item 13.          Certain Relationships and Related Transactions.

Refer to Note 4 to the Financial  Statements  included in Item 8 hereof,  and in
Item 1 for a description of the relationship of the General Partner and its affiliates to Registrant and its subsidiaries.

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

             (3)  Exhibits

                         Exhibits                                       Incorporated by Reference to

3.1           Certificate of Limited Partnership              Exhibit 3.1 to Registrant's Form S-1 the
                                                              Registration Statement
                                                              (File No. 33-15502)

3.2           Amended and Restated Agreement of Limited       Exhibit 3.2 to Registrant's Annual Report on Form
              Partnership                                     10-K for the fiscal year ended December 31, 1987
                                                              (File No. 33-15502)

3.3           Amendment No. 1 to Amended and Restated         Exhibit 3.3 to Registrant's Annual Report on Form
              Agreement of Limited Partnership                10-K for the fiscal year ended December 31, 1996
                                                              (File No. 0-16690)

10.1.1        Exchange Agreement dated December 31, 1993      Exhibit 10.1 to Registrant's Form 8-K Report dated
                                                              January 12, 1994
                                                              (File No. 33-15502)

10.1.2        Consolidated Prepackaged Plan of                Exhibit to Registrant's Form 8-K Report dated March
              Reorganization of Maryland Cable Corp. and      10, 1994
              Maryland Cable Holdings Corp.                   (File No. 33-15502)

10.1.3        Letter Agreement to Purchase and Sell all of    Exhibit 10.1 to Registrant's Annual Report on Form
              the Assets of the community antenna             10-K for the fiscal year ended December 31, 1988
              television systems owned by Windsor             (File No. 33-15502)
              Cablevision, Inc. between Williamston Cable
              Television, Inc. and Windsor Cablevision,
              Inc. dated as of March 7, 1988

10.1.4        Agreement  between TCS,  Registrant,           Exhibit 10.1 to Registrant's Form 8-K Report dated
              Commonwealth  Capital  Partners, L.P., and     December 14, 1992
              other parties, dated December 14, 1992         (File No. 0-16690)

10.1.5        Management Agreement dated as of June 30,       Exhibit 10.1.1 to Registrant's Annual Report on Form
              1992 between ML Media Opportunity Partners,     10-K for the fiscal year ended December 31, 1992
              L.P. and Cablevision Systems Corporation        (File No. 0-16690)

10.2          Promissory Note from Williamston Cable          Exhibit 10.2 to Registrant's Annual Report on Form
              Television, Inc. to Windsor Cablevision, Inc.   10-K for the fiscal year ended December 31, 1988
                                                              (File No. 33-15502)

10.2.0        Services Agreement between Registrant, TCS      Exhibit  10.2  to Registrant's  Form  8-K  Report
              Management  Corp., and Commonwealth Capital     dated December 14, 1992
              December  14, 1992  Partners,  L.P.,            (File 0-16690)

10.2.1        Asset Purchase Agreement dated November 16,     Exhibit 10.2.1 to Registrant's Quarterly Report on
              1993 between Tar River Communications, Inc.     Form 10-Q for the quarter ended September 30, 1993
              and Registrant                                  (File No. 0-16690)

10.3.1        Securities  Purchase  Agreement  dated          Exhibit  28.1 to Registrant's  Quarterly  Report on
              May  13,  1988  relating  to Prime  Cable       Form 10-Q for the quarter ended June 30, 1988
                                                              (File No. 0-16690)

10.3.2        Amendment No. 1 to Securities Purchase          Exhibit 2(b) to Amendment No. 2 to the Registration
              Agreement, dated as of October 21, 1988         Statement of Maryland Cable Corp.
                                                              (File No. 33-23679)

10.3.3        Amendment No. 2 to Securities Purchase          Exhibit 2(c) to Maryland Cable Corp.'s Annual Report
              Agreement, dated as of October 28, 1988         on Form 10-K for the fiscal year ended December 31,
                                                              1989 (File No. 33-23679)

10.3.4        Purchase and Sale Agreement dated January       Exhibit 10.3.4 to Registrant's Annual Report on Form
              22, 1993 between Maryland Cable Corp. and       10-K for the fiscal year ended December 31, 1992
              Benchmark Acquisition Fund I Limited            (File No. 0-16690)
              Partnership

10.4          Credit Agreement dated November 4, 1988         Exhibit 28.2 to Registrant's Quarterly Report on
              between Maryland Cable Corp., and Citibank,     Form 10-Q for the quarter ended
              N.A., as agent                                  June 30, 1988
                                                              (File No. 0-16690)

10.5          Maryland Cable Corp. to Security Pacific        Exhibit 4(a) to Maryland Cable Corp.'s Annual Report
              National Trust Company (New York) Trustee -     on Form 10-K for the fiscal year ended December 31,
              Indenture Dated as of November 15, 1988 -       1989 (File No. 33-23679)
              $162,406,000 Senior Subordinated Discount
              Notes due 1988

10.6          Asset Purchase Agreement dated December 21,     Exhibit 10.6 to Registrant's Annual Report on Form
              1988 by and between CBN Continental             10-K for the fiscal year ended December 31, 1988
              Broadcasting Network, Inc., and ML Media        (File No. 33-15502)
              Opportunity Partners, L.P.

10.7          Agency and Cost Allocation Agreement, as        Exhibit 10(a) to Maryland Cable Corp.'s Annual
              amended                                         Report on Form 10-K for the fiscal year ended
                                                              December 31, 1989 (File No. 33-23679)

10.8          Fee Sharing Agreement between ML Media          Exhibit 10(b) to Maryland Cable Corp.'s Annual
              Opportunity Partners, L.P. and Maryland         Report on Form 10-K for the fiscal year ended
              Cable Corp.                                     December 31, 1989 (File No. 33-23679)

10.9          Subordination Agreement by and among ML         Exhibit 28(a) to Maryland Cable Corp.'s Annual
              Media Opportunity Partners, L.P., Maryland      Report on Form 10-K for the fiscal year ended
              Cable Corp. and Security Pacific National       December 31, 1989 (File No. 33-23679)
              Trust Company (New York) as trustee

10.10.1       Guaranty of Cellular Holdings, Inc. dated       Exhibit 10.10.1 to Registrant's Quarterly Report on
              May 19, 1989                                    Form 10-Q for the quarter ended June 30, 1989
                                                              (File No. 0-16690)

10.10.2       Security and Pledge Agreement between           Exhibit 10.10.2 to Registrant's Quarterly Report on
              Cellular Holdings, Inc. and ML Media            Form 10-Q for the quarter ended June 30, 1989
              Opportunity Partners, L.P. dated as of May      (File No. 0-16690)
              19, 1989

10.10.3       Subscription and Purchase Agreement 666,667     Exhibit 10.10.3 to Registrant's Quarterly Report on
              shares of Series A Convertible Preferred        Form 10-Q for the quarter ended June 30, 1989
              Stock of General Cellular Corp. Dated as of     (File No. 0-16690)
              May 19, 1989

10.10.4       Certificate of Designations, Preferences,       Exhibit 10.10.4 to Registrant's Quarterly Report on
              and Relative Rights of Series A Convertible     Form 10-Q for the quarter ended June 30, 1989
              Preferred Stock of General Cellular             (File No. 0-16690)
              Corporation

10.10.5       Registration Rights Agreement Dated as of       Exhibit 10.10.5 to Registrant's Quarterly Report on
              May 19, 1989 between General Cellular Corp.     Form 10-Q for the quarter ended June 30, 1989
              and ML Media Opportunity Partners, L.P.         (File No. 0-16690)

10.11         Limited Partnership Agreement between Bob       Exhibit 10.11 to Registrant's Quarterly Report on
              Banner Associates, the Gary L. Pudney Co.       Form 10-Q for the quarter ended June 30, 1989
              and ML Media Opportunity Productions, Inc.      (File No. 0-16690)
              and ML Media Opportunity Partners, L.P.

10.12         Stockholders Agreement dated as of September    Exhibit 10.12 to Registrant's Annual Report on Form
              1, 1989 among Mediaventures International       10-K for the fiscal year ended December 31, 1991
              Limited, ML Media Opportunity Partners,         (File No. 0-16690)
              L.P., Peter Clark and Alan Morris

10.13         Limited Partnership Agreement of European       Exhibit  10.13  to Registrant's Annual Report on Form
              Media Partners dated as of September 1, 1989    10-K for the fiscal year ended December 31, 1991
              among  Mediaventures  Limited,  ML  Media      (File  No.  0-16690)
              Opportunity Europe, Inc. and ML Media
              Opportunity Partners, L.P.

10.14         Stock Purchase Agreement dated as of January    Exhibit 10.14 to Registrant's Annual Report on Form
              17, 1990 between Malcolm Glazer and TCS         10-K for the fiscal year ended December 31, 1991
              Television Partners, L.P.                       (File No. 0-16690)

10.15         Limited Partnership Agreement of TCS            Exhibit 10.15 to Registrant's Annual Report on Form
              Television Partners, L.P. dated January 17,     10-K for the fiscal year ended December 31, 1991
              1990 between Riverdale Media Corp. and ML       (File No. 0-16690)
              Media Opportunity Partners, L.P.

10.16         First Amendment to Credit Agreement dated as    Exhibit 10.16 to Registrant's Annual Report on Form
              among Maryland Cable Corp., and Citibank,       of  November  14, 1989 by and 10-K for the fiscal year
              N.A., as Agent                                  ended  December 31, 1991 (File No. 0-16690)

10.17         Second Amendment to Credit Agreement dated      Exhibit 10.17 to Registrant's Annual Report on Form
              March 30, 1990 by and among Maryland Cable      10-K for the fiscal year ended December 31, 1991
              Corp. and Citibank, N.A., as Agent              (File No. 0-16690)

10.18         Security and Pledge Agreement between           Exhibit 10.18 to Registrant's Annual Report on Form
              General Cellular Corporation and ML Media       10-K for the fiscal year ended December 31, 1991
              Opportunity Partners, L.P. dated as of June     (File No. 0-16690)
              15, 1990

10.19         Employment Agreement dated June 22, 1990        Exhibit 10.19 to Registrant's Annual Report on Form
              between Jessica J. Josephson and                10-K for the fiscal year ended December 31, 1991
              International Media Publishing, Inc.            (File No. 0-16690)

10.19.1       Agreement dated November 1, 1992 between        Exhibit 10.19.1 to Registrant's Annual Report on
              Venture Media and Communications, L.P., ML      Form 10-K for the fiscal year ended December 31, 1992
              Media Opportunity Partners, L.P., Jessica J.    (File No. 0-16690)
              Josephson, International Media Strategies,
              Inc. and International Media Publishing, L.P.

10.20         Limited Partnership Agreement of                Exhibit 10.20 to Registrant's Annual Report on Form
              International Media Publishing L.P. dated       10-K for the fiscal year ended December 31, 1991
              June 22, 1990                                   (File No. 0-16690)

10.20.1       Bill of Sale and Agreement dated as of July     Exhibit 10.20.1 to Registrant's Quarterly Report on
              16, 1993 between International Media            Form 10-Q for the quarter ended June 30, 1993
              Publishing, L.P. and Phillips Business          (File No. 0-16690)
              Information Inc.

10.20.2       Bill of Sale and Agreement dated as of July     Exhibit 10.20.2 to Registrant's Quarterly Report on
              16, 1993 between Intelidata Limited and         Form 10-Q for the quarter ended June 30, 1993
              Phillips Business Information Inc.              (File No. 0-16690)

10.20.3       Sale and Purchase Agreement dated as of         Exhibit 10.20.3 to Registrant's Quarterly Report on
              August 6, 1993 between Intelidata Limited       Form 10-Q for the quarter ended September 30, 1993
              and Romtec plc.                                 (File No. 0-16690)

10.21         TCS Television Partners, L.P. Note Purchase     Exhibit 10.21 to Registrant's Annual Report on Form
              Agreement dated June 1, 1990                    10-K for the fiscal year ended December 31, 1991
                                                              (File No. 0-16690)

10.22         Amended and Restated Credit Agreement dated     Exhibit 10.22 to Registrant's Annual Report on Form
              as of September 6, 1991, among Maryland         10-K for the fiscal year ended December 31, 1991
              Cable Corp., Maryland Cable Holdings Corp.      (File No. 0-16690)
              and Citibank, N.A. as Agent

10.23         Participation Agreement dated as of             Exhibit 10.23 to Registrant's Annual Report on Form
              September 6, 1991, among ML Cable Partners,     10-K for the fiscal year ended December 31, 1991
              L.P. and Citibank, N.A., as Agent               (File No. 0-16690)

10.24         Limited Partnership Agreement of ML Cable       Exhibit 10.24 to Registrant's Annual Report on Form
              Partners, L.P. dated as of September 4, 1991    10-K for the fiscal year ended December 31, 1991
                                                              (File No. 0-16690)

10.25         Certificate of Limited Partnership of ML        Exhibit 10.25 to Registrant's Annual Report on Form
              Cable Partners, L.P.                            10-K for the fiscal year ended December 31, 1991
                                                              (File No. 0-16690)

10.26         Warrant Purchase Agreement dated as of          Exhibit 10.26 to Registrant's Annual Report on Form
              September 6, 1991, among Maryland Cable         10-K for the fiscal year ended December 31, 1991
              Holdings Corp. and Citibank, N.A., as Agent     (File No. 0-16690)

10.27         Class A Warrant to Purchase Common Stock of     Exhibit 10.27 to Registrant's Annual Report
              on Form Maryland Cable Holdings Corp., dated    10-K for the fiscal year ended  December 31, 1991
              September 6, 1991                               (File No. 0-16690)

10.28         Amended and Restated Subordination Agreement    Exhibit 10.28 to Registrant's Annual Report on Form
              dated as of September 6, 1991, among            10-K for the fiscal year ended December 31, 1991
              Registrant, Maryland Cable Corp., Maryland      (File No. 0-16690)
              Cable Holdings Corp. and Citibank, N.A. as
              Agent

10.29         Amendatory Agreement, dated as of September     Exhibit 10.29 to Registrant's Annual Report on Form
              6, 1991 among Maryland Cable Corp., Maryland    10-K for the fiscal year ended December 31, 1991
              Cable Holdings Corp., and Citibank, N.A. as     (File No. 0-16690)
              Agent

10.30         Amended and Restated Guaranty to Maryland       Exhibit 10.30 to Registrant's Annual Report on Form
              Cable Corp., dated as of September 6, 1991,     10-K for the fiscal year ended December 31, 1991
              by Citibank, N.A. as Agent, and Maryland        (File No. 0-16690)
              Cable Holdings Corp.

10.31         Agent's Fee Agreement dated as of September     Exhibit 10.31 to Registrant's Annual Report on Form
              6, 1991, between Citibank, N.A. and Maryland    10-K for the fiscal year ended December 31, 1991
              Cable Corp.                                     (File No. 0-16690)

10.32         Co-Sale Agreement dated as of September 6,      Exhibit 10.32 to Registrant's Annual Report on Form
              1991, among Registrant and Maryland Cable       10-K for the fiscal year ended December 31, 1991
              Holdings Corp.                                  (File No. 0-16690)

10.33         Agreement for the Sale and Purchase of          Exhibit  10.33  to Registrant's  Annual Report on Form
              Information  Research Division of Logica UK     10-K for the fiscal  year  ended  December  31,  1991
              Limited, dated December 17, 1991                (File No. 0-16690)

10.34         Memorandum and Articles of Association of       Exhibit 10.34 to Registrant's Annual Report on Form
              Intelidata Limited, dated as of October 18,     10-K for the fiscal year ended December 31, 1991
              1991                                            (File No. 0-16690)

10.35         Agreement among Bob Banner Associates, The      Exhibit 10.35 to Registrant's Annual Report on Form
              Gary L. Pudney Co., ML Media Opportunity        10-K for the fiscal year ended December 31, 1991
              Productions, Inc., and Registrant for           (File No. 0-16690)
              withdrawal of Bob Banner Associates and the
              Gary L. Pudney Co. as General Partners from
              Paradigm Entertainment L.P. dated May 31,
              1991

10.35.1       Partnership Agreement dated June 23, 1992       Exhibit 10.35.1 to Registrant's Annual Report on
              among Bob Banner Associates, Inc. and           Form 10-K for the fiscal year ended December 31, 1992
              Paradigm Entertainment, L.P.                    (File No. 0-16690)

10.36a        Articles of Association of Media Ventures       Exhibit 10.36a to Quarterly Report on Form 10-Q for
              Investments Ltd.                                the quarter ended
                                                              March 31, 1992
                                                              (File No. 0-16690)

10.36b        Special Resolution of Media Ventures            Exhibit 10.36b to Quarterly Report on Form 10-Q for
              Investments Ltd.                                the quarter ended March 31, 1992
                                                              (File No. 0-16690)

10.36c        Articles of Association of European Media       Exhibit 10.36c to Quarterly Report on Form 10-Q for
              Partners, Ltd.                                  the quarter ended March 31, 1992
                                                              (File No. 0-16690)

10.36d        Special Resolution of European Media            Exhibit 10.36d to Quarterly Report on Form 10-Q for
              Partners, Ltd.                                  the quarter ended March 31, 1992
                                                              (File No. 0-16690)

10.36e        Certificate of Incorporation on Change of       Exhibit 10.36e to Quarterly Report on Form 10-Q for
              Name (various)                                  the quarter ended March 31, 1992
                                                              (File No. 0-16690)

10.36f        Resolution of Investment by ALP Enterprises     Exhibit 10.36f to Quarterly Report on Form 10-Q for
              in European Media Partners, Ltd.                the quarter ended March 31, 1992
                                                              (File No. 0-16690)

10.36g        Resolution of initial ownership structure of    Exhibit 10.36g to Quarterly Report on Form 10-Q for
              European Media Partners, Ltd.                   the quarter ended March 31, 1992
                                                              (File No. 0-16690)

10.36h        Agreement to transfer of International          Exhibit 10.36h to Quarterly Report on Form 10-Q for
              Programme Ventures Limited to European Media    the quarter ended March 31, 1992
              Partners, Ltd.                                  (File No. 0-16690)

10.36i        Agreement for the Sale and Purchase of 50%      Exhibit 10.36i to Quarterly Report on Form 10-Q for
              of the issued Share Capital of Neomedion Ltd.   the quarter ended March 31, 1992
                                                              (File No. 0-16690)

10.36j        Listing of Shareholders at May 14, 1992 of      Exhibit 10.36j to Quarterly Report on Form 10-Q for
              Mediaventures Investments Ltd., European        the quarter ended March 31, 1992
              Media Partners, Ltd. and Neomedion Ltd.         (File No. 0-16690)

10.37         Management Agreement by and between             Exhibit 10.37 to Quarterly Report on Form 10-Q for
              Fairfield Communications, Inc. and ML Media     the quarter ended June 30, 1993
              Partners, L.P. and Registrant dated May 15,     (File No. 0-16690)
              1993

10.37.1       Sharing Agreement by and among ML Media         Exhibit 10.37.1 to Quarterly Report on Form 10-Q for
              Partners, L.P., Registrant, RP Companies,       the quarter ended June 30, 1993
              Inc., Radio Equity Partners, Limited            (File No. 0-16690)
              Partnership and Fairfield Communications,
              Inc.

10.37.2       Option Agreement by and between U.S. Radio,     Exhibit 10.37.2 to Registrant's Annual Report on
              Inc. and Registrant relating to station         Form 10-K for the fiscal year ended December 31,
              WMXN-FM dated January 25, 1994                  1993
                                                              (File No. 0-16690)

10.37.3       Time Brokerage  Agreement by and between U.S.   Exhibit  10.37.3 to Registrant's  Annual Report
              on Radio, L.P. and Registrant relating to       Form 10-K for the fiscal year ended December 31, 1993
              station  WMXN-FM dated January 25, 1994         (File No. 0-16690)

10.38         Order of the United States Bankruptcy Court,    Exhibit 10.01 to Quarterly Report on Form 10-Q for
              Southern District of New York, approving        the quarter ended
              nonmaterial modifications to the                March 31, 1994
              consolidated prepackaged plan of                (File No. 0-16690)
              reorganization of Maryland Cable Corp. and
              Maryland Cable Holdings Corp.

10.39         Order of the United States Bankruptcy Court,    Exhibit 10.02 to Quarterly Report on Form 10-Q for
              Southern District of New York, confirming       the quarter ended
              debtors' first amended consolidated             March 31, 1994
              prepackaged debtors' first amended              (File No. 0-16690)
              consolidated prepackaged plan of
              reorganization under Chapter 11 of the
              United States Bankruptcy Code

10.40         Exchange agreement and plan of merger by and    Exhibit 10.01 to Quarterly Report on Form 10-Q for
              among Registrant, Western Wireless              the quarter ended
              Corporation, Markets Cellular Limited           June 30, 1994
              Partnership and others dated July 20, 1994      (File No. 0-16690)

10.41         Stockholders agreement by and among Western     Exhibit 10.02 to Quarterly Report on Form 10-Q for
              Wireless Corporation, Registrant and others     the quarter ended June 30, 1994
              dated July 29, 1994                             (File No. 0-16690)

10.42         Asset purchase agreement between ML Media       Exhibit 10.01 to Quarterly Report on Form 10-Q for
              Opportunity Partners, L.P. and US Radio of      the quarter ended
              Norfolk, Inc. dated October 26, 1994            September 30, 1994
                                                              (File No. 0-16690)

10.43         Agreement between ML Media Opportunity          Exhibit 10.02 to Quarterly Report on Form 10-Q for
              Partners, L.P., MV Technology Limited, ALP      the quarter ended
              Enterprises Inc., European Media Partners       September 30, 1994
              Limited, and others dated August 12, 1994       (File No. 0-16690)

10.44         Share sale agreement between ML Media           Exhibit 10.03 to Quarterly Report on Form 10-Q
              Opportunity Partners, L.P., ALP Enterprises,    for the quarter ended September 30, 1994
              Inc., European Media Partners Limited, and      (File No. 0-16690)
              others dated August 12, 1994

10.45         Agreement by and among Bob Banner               Exhibit 10.01 to Quarterly Report on Form 10-Q
              Associates, Inc. and Paradigm                   for the quarter ended September 30, 1995
                                                              (File No. 0-16690)

10.46         Agreement dated as of                           Exhibit 10.01 to Quarterly Report on Form 10-Q
              September 17, 1996, between TCS and CIGNA       for the quarter ended September 30, 1996
              Investments Inc.                                (File No. 0-16690)

10.47         Stock purchase agreement dated December 30,     Exhibit  10.1 to Registrant's Form 8-K Report dated
              1996 among TCS  Television Partners, L.P.,      December 30, 1996
              TCS  Television,  Inc.,  Fabri Development      (File   No.   0-16690)
              Corporation   and   Nexstar
              Broadcasting Group, L.L.C.

27.0          Financial  Data  Schedule  to Form 10-K
              Report for the fiscal year
              ended December 31, 1998

99.1          Pages 13 through 21 and 41 through 50 of        Exhibit 28.1 to Registrant's Annual Report on Form
              Prospectus of the Partnership dated December    10-K for the fiscal year ended December 31, 1987
              31, 1987, filed pursuant to Rule 424(b)         (File No. 33-15502)
              under the Securities Act of 1933

99.2          Pages 12 through 15, 17, 18, 22 through 25,     Exhibit 28.2 to Registrant's Annual Report on Form
              41 through 53 and 55 through 72 of              10-K for the fiscal year ended December 31, 1988
              Prospectus for Maryland Cable Corp.'s           (File No. 33-15502)
              offering of $162,406,000 Senior Subordinated
              Discount Notes due 1998 and Maryland Cable
              Holdings Corp.'s offering of 2,000,000
              Shares of Class B common Stock

99.3          Registrant's Proposed Letter to Limited         Exhibit 99.3 to Registrant's Annual Report on Form
              Partners dated April 2, 1997                    10-K for the fiscal year ended December 31, 1996
                                                              (File No. 0-16690)

99.4          Merrill Lynch, Pierce, Fenner & Smith           Exhibit 99.4 to Registrant's Annual Report on Form
              Incorporated's Proposed Letter to Limited       10-K for the fiscal year ended December 31, 1996
              Partners dated April 2, 1997                    (File No. 0-16690)


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


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                    By: Media Opportunity Management Partners
                                               General Partner

                       By: ML Opportunity Management Inc.


Dated: March 31, 1999                      /s/ Kevin K. Albert
                                           -------------------
                                               Kevin K. Albert
                                               Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP OPPORTUNITY MANAGEMENT, L.P.

                       By: IMP Opportunity Management Inc.
                                a general partner

                   Signature                                      Title                                 Date

/s/ I. Martin Pompadur                            Director and President(principal            March 31, 1999
----------------------
(I. Martin Pompadur)                              executive officer of the Registrant)


/s/Elizabeth McNey Yates                          Executive Vice President                    March 31, 1999
------------------------
(Elizabeth McNey Yates)


ML OPPORTUNITY MANAGEMENT INC. ("MLOM")

                   Signature                                       Title                               Date

                                                  Each with respect to MLOM unless
                                                  otherwise
                                                  noted)

/s/ Kevin K. Albert                               Director and President                    March 31, 1999
-------------------
(Kevin K. Albert)

/s/ James V. Caruso                               Director and Executive Vice President     March 31, 1999
-------------------
(James V. Caruso)

/s/ David G. Cohen                                Director and Vice President               March 31, 1999
------------------
(David G. Cohen)

/s/ Robert J. Remick                              Treasurer                                 March 31, 1999
--------------------
(Robert J. Remick)                                (principal accounting officer and
                                                  principal financial officer of the
                                                  Registrant)
