Form 10-Q
period 1999-03-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1999-05-14
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 March 31, 1999


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


                                       N/A

--------------------------------------------------------------------------------
 Former name, former address and former fiscal year if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                       ML Media Opportunity Partners, L.P.

                         Part 1 - Financial Information.


Item 1.   Financial Statements.


                                TABLE OF CONTENTS



     Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and December 31, 1998 (Unaudited)

     Consolidated Statements of Operations for the three months ended March 31, 1999 (Unaudited) and March 31, 1998 (Unaudited)

     Consolidated Statements of Cash Flows for the three months ended March 31, 1999 (Unaudited) and March 31, 1998 (Unaudited)

     Consolidated Statements of Changes in Partners' Capital for the three months ended March 31, 1999 (Unaudited)

     Notes to Consolidated Financial Statements for the three months ended March 31, 1999 (Unaudited)


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
          CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 (UNAUDITED)
                        AND DECEMBER 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     March 31,             December 31,
                                                     Notes             1999                    1998
                                                     -----         -------------          ------------

ASSETS:

Cash and cash equivalents                                          $  10,260,761          $  10,152,858
Interest and other receivables                                            33,311                 37,403
Other assets                                                                   -                 89,191
                                                                   -------------          -------------
TOTAL ASSETS                                                       $  10,294,072          $  10,279,452


LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Accounts payable and accrued liabilities                        $   2,101,589          $   2,071,911
                                                                   -------------          -------------
Total Liabilities                                                      2,101,589              2,071,911
                                                                   -------------          -------------
   Commitments and contingencies                      2,3




(Continued on the following page.)


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
          CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 (UNAUDITED)
                        AND DECEMBER 31, 1998 (UNAUDITED)

                                   (continued)
--------------------------------------------------------------------------------
                                                                     March 31,       December 31,
                                                    Notes              1999             1998
                                                    -----         ------------      -------------

Partners' Capital:

General Partner:
Capital contributions, net of
  offering expenses                                                   1,019,428         1,019,428
Additional capital contributions                                     30,034,342        29,573,143
Transfer from General Partner
  to Limited partners                                               (29,970,718)      (29,514,131)
Cumulative cash distributions                                          (362,496)         (362,496)
Cumulative loss                                                        (618,139)         (613,376)
                                                                   ------------      ------------
                                                                        102,417           102,568
                                                                   ------------      ------------

Limited partners:
Capital contributions, net of
  offering expenses (112,147.1 Units
  of Limited Partnership Interest)                                  100,914,316       100,914,316
Transfer from General Partner
  to Limited partners                                                29,970,718        29,514,131
Tax allowance cash distribution                                      (2,040,121)       (2,040,121)
Other cumulative cash distributions                                 (59,559,029)      (59,559,029)
Cumulative loss                                                     (61,195,818)      (60,724,324)
                                                                   ------------      ------------
                                                                      8,090,066         8,104,973
                                                                   ------------      ------------
Total Partners' Capital                                               8,192,483         8,207,541
                                                                   ------------      ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                            $ 10,294,072      $ 10,279,452
                                                                   ============      ============



See Notes to Consolidated Financial Statements (Unaudited).


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                           MARCH 31, 1999 (UNAUDITED)
                         AND MARCH 31, 1998 (UNAUDITED)

--------------------------------------------------------------------------------

                                                       1999              1998
                                                   -----------       -----------

Interest income                                    $   109,219       $    82,681

Partnership Operating Expenses:

   Professional fees and other                         124,277            56,128

   Services provided by the General
     Partner                                           461,199           453,490
                                                   -----------       -----------
                                                       585,476           509,618
                                                   -----------       -----------
NET LOSS                                           $  (476,257)      $  (426,937)
                                                   ===========       ===========
Per Unit of Limited Partnership Interest:

NET LOSS                                           $     (4.20)      $     (3.77)
                                                   ===========       ===========
Number of Units                                      112,147.1         112,147.1
                                                   ===========       ===========

See Notes to Consolidated Financial Statements (Unaudited).







                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)
                         AND MARCH 31, 1998 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                        1999               1998
                                                                    -----------        -----------

Cash flows from operating activities:


Net loss                                                            $  (476,257)       $  (426,937)

Adjustments to reconcile net loss
  to net cash provided by/(used in)
  operating activities:


    Services provided by the General Partner                            461,199            453,490


    Changes in operating assets and liabilities:

        Interest and other receivables                                    4,092             18,379

        Other assets                                                     89,191                -

        Accounts payable and accrued liabilities                         29,678            (78,253)
                                                                   ------------        -----------

Net cash provided by/(used in)
  operating activities                                                  107,903            (33,321)
                                                                   ------------        -----------

Net increase/(decrease) in cash and
  cash equivalents                                                      107,903            (33,321)


Cash and cash equivalents at
  beginning of year
                                                                     10,152,858          13,324,291
                                                                   ------------        ------------
Cash and cash equivalents at end
  of period                                                        $ 10,260,761        $ 13,290,970
                                                                   ============        ============



See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                        CONSOLIDATED STATEMENT OF CHANGES
                              IN PARTNERS' CAPITAL
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


                                                      General          Limited
                                                      Partner          Partners            Total
                                                   ------------     ------------       -------------
Partners' Capital as of January 1, 1999
                                                   $    102,568     $  8,104,973       $   8,207,541

Net loss                                                 (4,763)        (471,494)           (476,257)

Additional capital contributions                        461,199                -             461,199


Transfer from General Partner to
  Limited partners                                     (456,587)         456,587                   -
                                                   ------------     ------------       -------------

Partners' Capital as of March 31, 1998             $    102,417     $  8,090,066       $   8,192,483
                                                   ============     ============       =============


See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of March 31, 1999 and the results of operations, cash flows and partners' capital of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the entire year.

     Additional information, including the audited year end 1998 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1998 on file with the Securities and Exchange Commission.


2.   Liquidity and Summary of Investment Status


     As of March 31, 1999, the Partnership had $10,260,761 in cash and cash equivalents.

     During the first quarter of 1999, the General Partner continued to work to resolve the Partnership's obligations and contingencies relating to its former investments. As of March 31, 1999, these obligations and contingencies amounted to approximately $1.6 million in the aggregate, and are recorded as a liability in the financial statements of the Partnership. The General Partner is working diligently to resolve these obligations and contingencies as soon as practicable.

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

     Pursuant to an amendment to the Partnership Agreement dated March 24, 1997, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, amounts equal to these services for the first quarter of 1999 and 1998 of $461,199 and $453,490, respectively, have been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital for the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

3.   Legal Proceedings


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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership. The appeal and the motion for leave to amend are pending.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three months ended March 31, 1999 and 1998, the Partnership incurred approximately $28,000 and $51,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $395,000 through March 31, 1999.

4.   Recent Accounting Statement Adopted

     The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of 1999. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and to measure those instruments at fair value, as well as to identify the conditions for which a derivative may be specifically designed as a hedge. The Partnership currently does not have any derivative instruments and is not engaged in hedging activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

     As of March 31, 1999, Registrant had $10,260,761 in cash and cash equivalents.

     As of September 22, 1997, with the closing of the sale of MV Technology Limited ("MVT"), Registrant disposed of its last Media Business, as defined in the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). As a result, as of September 22, 1998 (one year following the disposition of its last Media Business), pursuant to the Partnership Agreement, Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (see below), and making a final cash distribution, if any, to its partners. During the first quarter of 1999, the General Partner continued to work to resolve Registrant's obligations and contingencies relating to its former investments. As of March 31, 1999, these obligations and contingencies amounted to approximately $1.6 million in the aggregate, and are recorded as a liability in the financial statements of Registrant. The General Partner is working diligently to resolve these obligations and contingencies as soon as practicable.

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

     Pursuant to an amendment to the Partnership Agreement (the "Amendment") dated March 24, 1997, Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for the first quarter of 1999 of $461,199 has been treated in the accompanying statement of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital for the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership. The appeal and the motion for leave to amend are pending.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the first quarter ended March 31, 1999, Registrant incurred approximately $28,000 for legal costs relating to such indemnification. Such cumulative costs amount to approximately $395,000 through March 31, 1999.

Forward Looking Information

     In addition to historical information contained or incorporated by reference in this report on Form 10-Q, Registrant may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Registrant notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-Q. Registrant undertakes no responsibility to update publicly or revise any forward-looking statements.

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

     The General Partner, through MLOM, is responsible for providing administrative and accounting services necessary to support Registrant's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch & Co., Inc. established the Year 2000 Compliance Initiative, which is an enterprisewide effort (of which MLOM is a part) to address the risks associated with the Y2K problem, both internal and external. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Merrill Lynch & Co., Inc. continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch & Co., Inc. determines if additional testing is needed.

     Merrill Lynch & Co., Inc. participated in further industrywide testing in March and April 1999 sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

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

Results of Operations.

1999 vs. 1998

     Registrant generated a net loss of approximately $476,000 in the first three months of 1999, which was comprised of services provided by the General Partner of approximately $461,000, professional fees and other expenses of approximately $124,000, partially offset by interest income of approximately $109,000.

     Registrant generated a net loss of approximately $427,000 in the first three months of 1998, which was comprised of services provided by the General Partner of approximately $454,000, professional fees and other expenses of approximately $56,000, partially offset by interest income of approximately $83,000.

     The increase in net loss of approximately $49,000 from the 1998 period is primarily attributable to an increase in wind up costs, partially offset by an increase in interest income due to higher cash balances at the parent level for the 1999 period.

     Pursuant to the Amendment, Registrant's obligation to pay management fees for 1996 and subsequent periods was terminated. Therefore although, the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services is treated as an expense with a corresponding increase in General Partner's capital. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner. Therefore, Registrant's net
(loss)/income, excluding services provided by the General Partner, was approximately ($15,000) and $26,553 for the first three months of 1999 and 1998, respectively.

Item   3.    Quantitative   and   Qualitative  Disclosure About Market Risk

     As of March 31, 1999, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership. The appeal and the motion for leave to amend are pending.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the first quarter ended March 31, 1999 Registrant incurred approximately $28,000 for legal costs relating to such indemnification. Such cumulative costs amount to approximately $395,000 through March 31, 1999.

     Registrant is not aware of any other material legal proceedings.

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


                                      ML MEDIA OPPORTUNITY PARTNERS, L.P.

                                      By:  Media Opportunity Management Partners
                                           General Partner

                                      By:  RP Opportunity Management, L.P.
                                           General Partner

                                      By:  IMP Opportunity Management Inc.



Dated: May 14, 1999                   /s/ I. Martin Pompadur
                                      ---------------------------------
                                          I. Martin Pompadur
                                          Director and President
                                         (principal executive officer
                                          of the Registrant)



Dated: May 14, 1999                  /s/ Elizabeth McNey Yates
                                     ----------------------------------
                                         Elizabeth McNey Yates
                                         Executive Vice President

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


                                      ML MEDIA OPPORTUNITY PARTNERS, L.P.

                                      By:  Media Opportunity Management Partners
                                           General Partner

                                      By:  ML Opportunity Management, Inc.



Dated: May 14, 1999                  /s/ Kevin K. Albert
                                     ----------------------------------
                                         Kevin K. Albert
                                         Director and President



Dated: May 14, 1999                 /s/ James V. Caruso
                                    -----------------------------------
                                        James V. Caruso
                                        Director and Executive Vice President



Dated: May 14, 1999                /s/ David G. Cohen
                                   ------------------------------------
                                       David G. Cohen
                                       Director and Vice President



Dated: May 14, 1999               /s/ Robert J. Remick
                                  -------------------------------------
                                      Robert J. Remick
                                      Treasurer
                                     (principal accounting officer and
                                      principal financial officer
                                      of the Registrant)