Form 10-Q
period 1999-09-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 1999-11-10
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                     ---------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 1999

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

Yes   X    No     .
    ----     ----

                       ML Media Opportunity Partners, L.P.

                         Part I - Financial Information.


Item 1.   Financial Statements.

                               TABLE OF CONTENTS.



Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998 (Unaudited)

Consolidated Statements of Operations for the three and nine months ended September 30, 1999 (Unaudited) and September 30, 1998 (Unaudited)


Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 (Unaudited) and September 30, 1998 (Unaudited)


Consolidated Statements of Changes in Partners' Capital for the nine months ended September 30, 1999 (Unaudited)


Notes to Consolidated Financial Statements for the nine months ended September 30, 1999 (Unaudited)


                                  ML MEDIA OPPORTUNITY PARTNERS, L.P.
                   CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 (UNAUDITED)
                                   AND DECEMBER 31, 1998 (UNAUDITED)


                                                                     September 30,          December 31,
                                                       Notes             1999                   1998
                                                       -----         -------------          -------------
ASSETS:
Cash and cash equivalents                                            $  10,517,680          $  10,152,858
Interest and other receivables                                              24,818                 37,403
Other assets                                                                 -                     89,191
                                                                     -------------          -------------
TOTAL ASSETS                                                         $  10,542,498          $  10,279,452
                                                                     =============          =============

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Accounts payable and accrued liabilities                          $   2,219,984          $   2,071,911
                                                                     -------------          -------------
Total Liabilities                                                        2,219,984              2,071,911
                                                                     -------------          -------------

   Commitments and contingencies                       2,3


Partners' Capital:

General Partner:
Capital contributions, net of offering expenses                          1,019,428              1,019,428
Additional capital contributions                                        30,956,740             29,573,143
Transfer from General Partner to Limited partners                      (30,883,892)           (29,514,131)
Cumulative cash distributions                                             (362,496)              (362,496)
Cumulative loss                                                           (626,062)              (613,376)
                                                                     -------------          -------------
                                                                           103,718                102,568
                                                                     -------------          -------------
Limited partners:
Capital contributions, net of offering expenses
   (112,147.1 Units of Limited Partnership Interest)                   100,914,316            100,914,316
Transfer from General Partner to Limited partners                       30,883,892             29,514,131
Tax allowance cash distribution                                         (2,040,121)            (2,040,121)
Other cumulative cash distributions                                    (59,559,029)           (59,559,029)
Cumulative loss                                                        (61,980,262)           (60,724,324)
                                                                     -------------          -------------
                                                                         8,218,796              8,104,973
                                                                     -------------          -------------
Total Partners' Capital                                                  8,322,514              8,207,541
                                                                     -------------          -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $  10,542,498          $  10,279,452
                                                                     =============          =============


See Notes to Consolidated Financial Statements (Unaudited).



                                      ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE AND NINE MONTHS ENDED
                                         SEPTEMBER 30, 1999 (UNAUDITED)
                                       AND SEPTEMBER 30, 1998 (UNAUDITED)


                                                    Three Months                                  Nine Months
                                                    ------------                                  -----------
                                           September 30,         September 30,          September 30,          September 30,
                                                1999                  1998                   1999                   1998
                                           -------------         -------------          -------------          -------------

Interest and other income                  $     116,588         $      85,782          $     340,680          $     252,319
                                           -------------         -------------          -------------          -------------
Partnership Operating Expenses:

   Professional fees and other                    42,066                21,311                225,707                206,726

   Services provided by the
     General Partner                             461,199               453,490              1,383,597              1,360,470
                                           -------------         -------------          -------------          -------------
                                                 503,265               474,801              1,609,304              1,567,196
                                           -------------         -------------          -------------          -------------

NET LOSS                                   $    (386,677)        $    (389,019)         $  (1,268,624)         $  (1,314,877)
                                           =============         =============          =============          =============
Per Unit of Limited Partnership
   Interest:

NET LOSS                                   $       (3.41)        $       (3.43)         $      (11.20)         $      (11.61)
                                           =============         =============          =============          =============
Number of Units                                112,147.1             112,147.1              112,147.1              112,147.1
                                           =============         =============          =============          =============


See Notes to Consolidated Financial Statements (Unaudited).

                                ML MEDIA OPPORTUNITY PARTNERS, L.P.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE NINE MONTHS ENDED
                                   SEPTEMBER 30, 1999(UNAUDITED)
                                 AND SEPTEMBER 30, 1998(UNAUDITED)



                                                                   September 30,              September 30,
                                                                       1999                       1998
                                                                   -------------              -------------

   Cash flows from operating activities:

Net loss                                                           $  (1,268,624)             $  (1,314,877)

   Adjustments to reconcile net loss
   to net cash provided by/(used in)
   operating activities:

   Services provided by the General
    Partner                                                            1,383,597                  1,360,470

Changes in operating assets and liabilities:

  Interest and other receivables                                          12,585                      2,115

  Other assets                                                            89,191                      -

  Accounts payable and accrued
   liabilities                                                           148,073                   (127,257)
                                                                   -------------              -------------

Net cash provided by/(used in) operating activities                      364,822                    (79,549)
                                                                   -------------              -------------

Net increase/(decrease) in cash and cash equivalents                     364,822                    (79,549)


Cash and cash equivalents at beginning of year                        10,152,858                 13,324,291
                                                                   -------------              -------------

Cash and cash equivalents at end of period                         $  10,517,680              $  13,244,742
                                                                   =============              =============



See Notes to Consolidated Financial Statements (Unaudited).


                                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                       CONSOLIDATED STATEMENTS OF CHANGES
                                            IN PARTNERS' CAPITAL
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)


                                                   General                Limited
                                                   Partner                Partners                Total
                                                -------------          -------------          -------------

Partners' Capital as of January 1, 1999         $     102,568          $   8,104,973          $   8,207,541


Net loss                                              (12,686)            (1,255,938)            (1,268,624)

Additional capital contributions                    1,383,597                  -                  1,383,597

Transfer from General Partner to
  Limited partners                                 (1,369,761)             1,369,761                   -
                                                -------------          -------------          -------------
Partners' Capital as of September 30, 1999      $     103,718          $   8,218,796          $   8,322,514
                                                =============          =============          =============

See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of September 30, 1999 and the results of operations, cash flows and partners' capital of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results of operations for the entire year.

Additional information, including the audited year end 1998 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1998 on file with the Securities and Exchange Commission.

2.   Liquidity and Summary of Investment Status

As of September 30, 1999, the Partnership had $10,517,680 in cash and cash equivalents.

During the first nine months of 1999, the General Partner continued to work to resolve the Partnership's obligations and contingencies relating to its former investments. As of September 30, 1999, these obligations and contingencies amounted to approximately $1.7 million in the aggregate, and are recorded as a liability in the financial statements of the Partnership. The General Partner is working diligently to resolve these obligations and contingencies as soon as practicable.

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

Pursuant to an amendment to the Partnership Agreement dated March 24, 1997, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, amounts equal to these services for the three and nine months ended September 30, 1999 of $461,199 and $1,383,597 respectively, and for the three and nine months ended September 30, 1998 of $453,490 and $1,360,470, respectively, have been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital for the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership. The appeal and the motion for leave to amend are pending. Defendants have not yet responded to the appeal, which is being adjourned until February 2000, and have served papers in opposition to the plaintiffs' motion for leave to amend their complaint.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the
Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and nine months ended September 30, 1999, the Partnership incurred approximately $30,000 and $111,000, respectively, for legal costs relating to such indemnification. For the three and nine months ended September 30, 1998, the Partnership incurred approximately $18,000 and $183,000 respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $478,000 through September 30, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

As of September 30, 1999, Registrant had $10,517,680 in cash and cash equivalents.

As of September 22, 1997, with the closing of the sale of MV Technology Limited ("MVT"), Registrant disposed of its last Media Business, as defined in the Amended and Restated Agreement of Limited Partnership (the "Partnership
Agreement"). As a result, as of September 22, 1998 (one year following the disposition of its last Media Business), pursuant to the Partnership Agreement, Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (see below), and making a final cash distribution, if any, to its partners. During the first nine months of 1999, the General Partner continued to work to resolve Registrant's obligations and contingencies relating to its former investments. As of September 30, 1999, these obligations and contingencies amounted to approximately $1.7 million in the aggregate, and are recorded as a liability in the financial statements of Registrant. The General Partner is working diligently to resolve these obligations and contingencies as soon as practicable.

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

Pursuant to an amendment to the Partnership Agreement (the "Amendment") dated March 24, 1997, Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for the three and nine months ended September 30, 1999 of $461,199 and $1,383,597, respectively, has been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital for the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership. The appeal and the motion for leave to amend are pending. Defendants have not yet responded to the appeal, which is being adjourned until February 2000, and have served papers in opposition to the plaintiff's motion for leave to amend their complaint.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and nine months ended September 30, 1999, Registrant incurred approximately $30,000 and $111,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $478,000 through September 30, 1999.

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

Merrill Lynch & Co., Inc. participated in further industrywide testing in March and April 1999 sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch & Co., Inc. has participated in and continues to participate in numerous industry tests throughout the world.

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

Results of Operations.

Three months ended September 30, 1999 and 1998.

Registrant generated a net loss of approximately $387,000 in the three months ended September 30, 1999, which was comprised of services provided by the General Partner of approximately $461,000 and professional fees and other expenses of approximately $42,000, partially offset by interest and other income of approximately $116,000.

Registrant generated a net loss of approximately $389,000 in the three months ended September 30, 1998, which was comprised of services provided by the General Partner of approximately $454,000, and professional fees and other expenses of approximately $21,000, partially offset by interest income of approximately $86,000.

The decrease in net loss of approximately $2,000 from the 1998 period is primarily attributable to an increase in interest income due to higher cash balances at Registrant's parent level for the 1999 period, partially offset by an increase in professional fees and other expenses and an increase in services provided by the General Partner.

Nine months ended September 30, 1999 and 1998.

Registrant generated a net loss of approximately $1.3 million in the first nine months of 1999, which was comprised of services provided by the General Partner of approximately $1.4 million and professional fees and other expenses of approximately $226,000, partially offset by interest and other income of approximately $341,000.

Registrant generated a net loss of approximately $1.3 million in the first nine months of 1998, which was comprised of services provided by the General Partner of approximately $1.4 million and professional fees and other expenses of approximately $207,000, partially offset by interest income of approximately $252,000.

The decrease in net loss of approximately $46,000 from the 1998 period is primarily attributable to an increase in interest income due to higher cash balances at Registrant's parent level for the 1999 period, partially offset by an increase in professional fees and other expenses and an increase in services provided by the General Partner.

Pursuant to the Amendment, Registrant's obligation to pay management fees for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services is treated as an expense with a corresponding increase in General Partner's capital. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner. Therefore, Registrant's net income, excluding services provided by the General Partner, was approximately $75,000, $115,000, $64,000 and $46,000 for the three and nine months ended September 30, 1999 and the three and nine months ended September 30, 1998, respectively.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

As of September 30, 1999, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

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

          With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership. The appeal and the motion for leave to amend are pending. Defendants have not yet responded to the appeal, which is being adjourned until February 2000, and have served papers in opposition to the plaintiffs' motion for leave to amend their complaint.

          The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and nine months ended September 30, 1999, Registrant incurred approximately $30,000 and $111,000 for legal costs relating to such indemnification, respectively. Such cumulative costs amount to approximately $478,000 through September 30, 1999.

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


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.

                       By:  Media Opportunity Management Partners
                            General Partner

                       By:  RP Opportunity Management, L.P.
                            General Partner

                       By:  IMP Opportunity Management Inc.



Dated: November 10, 1999       /s/ I. Martin Pompadur
                               ---------------------------------
                                   I. Martin Pompadur
                                   Director and President
                                  (principal executive officer
                                   of the Registrant)

Dated: November 10, 1999      /s/  Elizabeth McNey Yates
                              ----------------------------------
                                   Elizabeth McNey Yates
                                   Executive Vice President

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


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.

                       By:  Media Opportunity Management Partners
                            General Partner

                       By: ML Opportunity Management, Inc.



Dated: November 10, 1999      /s/ Kevin K. Albert
                              -------------------------------------
                                  Kevin K. Albert
                                  Director and President


Dated: November 10, 1999      /s/ James V. Caruso
                              -------------------------------------
                                  James V. Caruso
                                  Director and Executive Vice President


Dated: November 10, 1999      /s/ David G. Cohen
                              -------------------------------------
                                  David G. Cohen
                                  Director and Vice President

Dated: November 10, 1999      /s/ Robert J. Remick
                              -------------------------------------
                                  Robert J. Remick
                                  Treasurer
                                 (principal accounting officer and
                                  principal financial officer of the Registrant)