Form 10-K
period 1999-12-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 2000-03-30
CIK 818080

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the year ended

                                December 31, 1999

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

     Registrant received initial capitalization of $4,000 and $100 from the General Partner and initial limited partners, respectively. On January 14, 1988, Registrant commenced the offering through Merrill Lynch of up to 120,000 units of limited partnership interest ("Units") at $1,000 per Unit. On March 23, 1988 and April 27, 1988, Registrant had its first and second closings on the sale of 99,131 and 13,016 Units, respectively, thereby admitting additional limited partners to Registrant. As of December 31, 1999, total limited partners' and General Partner's initial capital contributions were $112,147,100 and $1,132,800, respectively.

Media Businesses

     Registrant has completed the sale or disposition of all its Media Businesses ("Media Businesses") as defined in the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") as follows:

     o As of July 1, 1993, Registrant entered into three transactions to sell the business of International Media Publishing, L.P. ("IMPLP")/International Media Publishing, Inc. ("IMPI") and Intelidata Limited ("Intelidata"). On August 27, 1997, Registrant received the final deferred sale payment arising from the July 1, 1993 sale of its interest in IMPLP and Intelidata;

     o On September 30, 1993, Maryland Cable (as defined below) consummated the sale of cable television systems owned and operated in Leesburg, Virginia;

     o On May 18, 1994, Registrant completed the sale of the assets of its cable television systems in North Carolina (the "Windsor Systems");

     o Effective September 30, 1994, Registrant disposed of the business and assets of its cable television systems in Maryland ("Maryland Cable");

     o On February 21, 1995, Registrant completed the sale of its radio station in Virginia ("WMXN-FM");

     o On September 15, 1995, TCS Television Inc. ("TCS Inc.") completed the sale of all of the outstanding capital stock of Avant Development Corporation the corporation which owned television station WRBL-TV ("Avant");

     o On May 29, 1996, Registrant sold all of its shares of Western Wireless Corporation ("WWC") in an initial public offering of shares of common stock of WWC;

     o On May 31,  1996,  Registrant  completed  the  sale of  films  and  other projects developed by Paradigm Entertainment, L.P. ("Paradigm"), a California based company and a participating interest in Bob Banner Associates Development ("BBAD");

     o On April 15, 1997, TCS Television Partners, L.P. ("TCS") and TCS Inc. sold all of the outstanding stock of Fabri Development Corporation ("Fabri"); and

     o On September 22, 1997, Registrant completed the sale of its interest in MV Technology Limited ("MVT").

     As of September 22, 1997, with the closing of the sale of MVT, Registrant disposed of its last Media Business. As a result, as of September 22, 1998 (one year following the disposition of its last Media Business), pursuant to the Partnership Agreement, Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies, and making a final cash distribution, if any, to its partners. During 1999, the General Partner continued to work to resolve Registrant's obligations and contingencies relating to its former investments. As of December 31, 1999, these obligations and contingencies amounted to approximately $1.7 million, in the aggregate, and are recorded as a liability in the financial statements of Registrant. The General Partner is working diligently to resolve these obligations and contingencies as soon as practicable. However, as a result of outstanding litigation, Registrant has experienced a delay in its liquidation (see Item 3).

Windsor Systems

     On April 13, 1988, Registrant purchased all of the assets of the community antenna television systems owned by Windsor Cablevision, Inc. serving four communities in North Carolina. The purchase price of the Windsor Systems was $4,287,500, of which $1,257,500 was paid for in cash and $3,030,000 was financed by a seller note (the "Windsor Note").

     On May 18, 1994, Registrant sold the assets of the Windsor Systems for $3,443,200, subject to post-closing adjustments. At closing, Registrant repaid the $2,050,058 of principal and interest then due under the Windsor Note, as required by the terms of the Windsor Note. In addition, as required by the asset purchase agreement, at closing, $342,160 (the "Escrowed Monies") was placed into two separate escrow accounts to cover the potential costs of improving pole attachments and other possible post-closing expenses. The remaining $1,050,982 in sales proceeds was applied or reserved to pay closing costs of the transaction and certain pre-closing liabilities to third parties other than the buyer. as of December 31, 1999, such obligations are reflected as liabilities in the Consolidated Balance Sheet.

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

     TCS entered into an agreement (the "Sub-Debt Proceeds Sharing Agreement") dated September 17, 1996 with the holders of its subordinated debt under which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of TCS' stations in accordance with a formula set forth in such agreement.

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

     In 1998, from the cumulative amount of proceeds from the sale of both Avant and Fabri, including the released escrowed funds, TCS paid its lenders approximately $1,280,000 and paid approximately $656,000 of accrued expenses. In addition, TCS paid $1,929,707 and $1,286,472 to Registrant and Commonwealth, respectively, representing their share of certain accrued and unpaid consulting fees, and paid $748,292 each to Registrant and Commonwealth, representing their share of the net proceeds. Registrant recorded income of $5,657, $1,135,371 and $5,359,986 during 1999, 1998 and 1997, respectively, related to the sale of TCS. Registrant still has an interest in the remaining net assets of TCS (approximately $100,000), which is consolidated into the Registrant's financial statements as of December 31, 1999.

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

     During 1996, Registrant received proceeds of $135,000 from Paradigm's sale of Registrant's remaining interests in the films and other projects developed by Paradigm and assigned to Associates. Registrant recognized a gain for financial reporting purposes of $135,000 on the sale of the films and other projects in 1996, offset by operational losses of $53,201. Although Registrant is no longer advancing funds for continuing operations and Paradigm has no operating assets, Registrant is liable for certain liabilities of Paradigm. These liabilities are reflected in the Consolidated Balance Sheet as of December 31, 1999.

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

     Subsequent to the sale of the businesses, Registrant advanced net additional funds totaling approximately $120,000 through December 31, 1999 to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors. Registrant anticipates that it will make additional such advances to IMPLP/IMPI and Intelidata. These obligations are reflected as a liability in the Registrant's Consolidated Balance Sheet as of December 31, 1999.

     On August 27, 1997, Registrant received approximately $160,000 representing the final deferred sale payment arising from the July 1, 1993 sale of its interest in IMPLP and Intelidata.

Employees.

     As of December 31, 1999, Registrant and its consolidated subsidiaries did not employ any persons. The business of Registrant is managed by the General Partner. RPOM, MLOM and ML Leasing Management Inc., all affiliates of the General Partner, employ individuals who perform the management and administrative services for Registrant.

Item 2.   Properties.

     The offices of RPOM and MLOM are located at 444 Madison Avenue - Suite 703, New York, New York 10022 and at The World Financial Center, South Tower - 14th Floor, New York, New York, 10080-6114; respectively.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending. Defendants have not yet responded to the appeal, which has been adjourned until June 2000, and have served papers in opposition to the plaintiffs' motion for leave to amend their complaint.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the years ended December 31, 1999, 1998 and 1997, Registrant incurred approximately $147,000, $207,000, and $160,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $514,000 through December 31, 1999.

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

     As of February 23, 2000, the number of owners of Units was 14,748.

     Merrill Lynch has implemented guidelines pursuant to which it reports estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) two times per year. Such estimated values are provided to Merrill Lynch by independent valuation services based on financial and other information available to the independent services on (1) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and on (2) March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. The estimated values provided by the independent services are not market values and Unit holders may not be able to sell their Units or realize such amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value upon the liquidation of Registrant.

     Registrant does not distribute dividends, but rather distributes Distributable Cash From Operations, Distributable Refinancing Proceeds, and Distributable Sale Proceeds, to the extent available. On June 6, 1989, Registrant made a federal tax allowance cash distribution in an amount equal to 33% of the 1988 federal taxable income to all limited partners owning Units in 1988 in proportion to their federal taxable income from the ownership of Units. The total amount distributed was $2,040,121. In the fourth quarter of 1994, Registrant made a cash distribution of $8,971,760 to its limited partners and $90,624 to its General Partner following the disposition of Maryland Cable. In the second quarter of 1995, Registrant made a cash distribution of $2,915,822 to its limited partners and $29,453 to its General Partner following the sale of radio station WMXN-FM. On July 29, 1996, Registrant made a cash distribution of $23,999,458 to its limited partners and $242,419 to its General Partner following the sale of its stock of Western Wireless Corporation and the remaining interests in films and other projects developed by Paradigm Entertainment, L.P. On April 2, 1997, Registrant made a cash distribution of $23,671,989 to its limited partners of record as of March 24, 1997. See Item 8. Financial Statements and Supplementary Data; Note 2, "Liquidity and Summary of Investment Status" for additional information regarding the April 1997 cash distribution.


Item 6.   Selected Financial Data.

                                                                Year Ended                  Year Ended
                                                                December 31,                December 31,
                                                                   1995                        1996
                                                               -------------               -------------
Interest income                                                $     105,808               $     290,820
                                                               =============               =============
(Loss)/Income from Partnership operations                         (2,270,461)                 21,433,458
                                                               =============               =============
Income from discontinued operation                                    -                           81,799
                                                               =============               =============
Gain on Sale of discontinued operations                            9,471,059                     -
                                                               =============               =============
Cash distributions paid to partners                                2,945,275                  24,241,877
                                                               =============               =============

Per Unit of Limited Partnership Interest:


(Loss)/Income from Partnership operations                      $      (20.04)              $      189.21
                                                               =============               =============
Income from discontinued operations                                  -                               .72
                                                               =============               =============
Gain on Sale of discontinued operations                                83.61                     -
                                                               =============               =============
Cash distributions paid to partners                                    26.00                      214.00
                                                               =============               =============

                                                                  As of                       As of
                                                                December 31,                December 31,
                                                                  1995                         1996
                                                               -------------               -------------

Total Assets                                                   $   2,889,001               $   2,387,661
                                                               =============               =============
Number of Units                                                    112,147.1                   112,147.1
                                                               =============               =============

                                                         Year Ended               Year Ended             Year Ended
                                                        December 31,             December 31,           December 31,
                                                            1997                    1998                   1999
                                                        ------------             ------------           ------------
Interest income                                         $    260,438             $    339,093           $    469,270
                                                        ============             ============           ============
Loss from Partnership operations                            (995,105)                (571,192)            (1,645,900)
                                                        ============             ============           ============
Income from discontinued operations                        5,359,986                    -                      -
                                                        ============             ============           ============
Cash distributions paid to partners                       23,671,989                    -                      -
                                                        ============             ============           ============

Per Unit of Limited Partnership Interest:


Loss from Partnership operations                        $     (8.78)             $      (5.04)          $    (14.53)
                                                        ============             ============           ============
Income from discontinued operations                            47.31                    -                      -
                                                        ============             ============           ============
Cash distributions paid to partners                           211.08                    -                      -
                                                        ============             ============           ============


                                                           As of                     As of                 As of
                                                        December 31,              December 31,          December 31,
                                                            1997                      1998                  1999
                                                        ------------             ------------           ------------

Total Assets                                            $ 13,361,127             $ 10,279,452           $ 10,684,029
                                                        ============             ============           ============
Number of Units                                            112,147.1                112,147.1              112,147.1
                                                        ============             ============           ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

     As of December 31, 1999, Registrant had $10,613,295 in cash and cash equivalents.

     Pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (see below), and making a final cash distribution, if any, to its partners. During 1999, the General Partner continued to work to resolve Registrant's obligations and contingencies relating to its former investments. As of December 31, 1999, these obligations and contingencies amounted to approximately $1.7 million, in the aggregate, and are recorded as a liability in the financial statements of Registrant. The General Partner is working diligently to resolve these obligations as soon as practicable. However, as a result of outstanding litigation (see below), Registrant has experienced a delay in its liquidation.

     Registrant's ongoing cash needs will be to fund its existing obligations and costs in connection with the liquidation of Registrant, as well as providing for costs and expenses related to the purported class action lawsuit described below. Media Opportunity Management Partners (the "General Partner") currently anticipates that the pendency of certain litigation, as described below, related claims against Registrant for indemnification, other costs and expenses related to such litigation, and the involvement of management, will adversely affect (a) the timing of the termination of Registrant, (b) the amount of proceeds which may be available for distribution, and (c) the timing of the distribution to the limited partners of any net proceeds that remain after resolving such obligations and contingencies.

     Pursuant to an amendment to this Partnership Agreement dated March 24, 1997 (the "Amendment"), Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for 1999 of $1,844,796 has been treated in the accompanying statement of operations as an expense with a corresponding increase in General Partner's capital. In conjunction with the General Partner's capital increase due to the capital contributions for services provided by the General Partner, a transfer was made to the limited partners' capital in an aggregate amount of $1,826,349 during 1999 which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending. Defendants have not yet responded to the appeal, which has been adjourned until June 2000, and have served papers in opposition to the plaintiffs' motion for leave to amend their complaint.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the years ended December 31, 1999, 1998 and 1997, Registrant incurred approximately $147,000, $207,000 and $160,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $514,000 through December 31, 1999.

Results of Operations.

1999

     Registrant generated a net loss of approximately $1.6 million in 1999, which was primarily comprised of the following components: (1) services provided by the General Partner of approximately $1.8 million; (2) professional fees and other expenses of approximately $279,000; partially offset by (3) interest income of approximately $469,000. Registrant's net income, excluding services provided by the General Partner, was approximately $199,000.

1998

     Registrant generated a net loss of approximately $571,000 in 1998, which was primarily comprised of the following components: (1) services provided by the General Partner of approximately $1.8 million; (2) professional fees and other expenses of approximately $232,000; partially offset by (3) interest income of approximately $339,000 and (4) the recognition of approximately $1.1 million in income resulting from the prior sale of TCS Television Partners, L.P. ("TCS"). Registrant's net income, excluding services provided by the General Partner, was approximately $1.2 million.

1997

     Registrant generated net income of approximately $4.4 million in 1997, which was primarily comprised of the following components: (1) the recognition of approximately $5.4 million in income resulting from the sale of TCS; (2) one-time gains on the sale of MVT and International Media Publishing,
L.P./Intelidata Limited ("Intelidata") of approximately $481,000 and $160,000, respectively, and (3) interest income of approximately $260,000; partially offset by services provided by the General Partner of approximately $1.9 million and professional fees and other expenses of approximately $198,000. Registrant's net income, excluding services provided by the General Partner, was approximately $6.2 million.

1999 vs. 1998

     The increase in net loss of approximately $1.1 million from 1998 is primarily attributable to the recognition of approximately $1.1 million in 1998 in income resulting from the prior sale of TCS.

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


Item 7A.  Quantitative and Qualitative Disclosure About Market
          Risk

     As of December 31, 1999, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

Item 8.   Financial Statements and Supplementary Data.

                                TABLE OF CONTENTS

                       ML Media Opportunity Partners, L.P.

Independent Auditors' Report

Consolidated Balance Sheets
    as of December 31, 1999 and 1998


Consolidated Statements of Operations
    for the three years ended December 31, 1999

Consolidated Statements of Cash Flows
    for the three years ended December 31, 1999


Consolidated Statements of Changes in Partners' Capital/(Deficit) for the three years ended December 31, 1999

Notes to Consolidated Financial Statements for the three years ended December 31, 1999

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its affiliated entities as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
New York, New York

March 27, 2000

                                        ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                            CONSOLIDATED BALANCE SHEETS
                                          AS OF DECEMBER 31, 1999 AND 1998



                                                        Notes                 1999                      1998
                                                        -----             ------------              ------------
ASSETS:

Cash and cash equivalents                                                 $ 10,613,295              $ 10,152,858
Interest and other receivables                                                  70,734                    37,403
Other assets                                                                         -                    89,191
                                                                          ------------              ------------
TOTAL ASSETS                                                              $ 10,684,029              $ 10,279,452
                                                                          ============              ============
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
   Accounts payable and accrued liabilities                               $  2,277,592              $  2,071,911
                                                                          ------------              ------------
Total Liabilities                                                            2,277,592                 2,071,911
                                                                          ------------              ------------
   Commitments and contingencies                         2,6

Partners' Capital:

General Partner:
Capital contributions, net of offering expenses                              1,019,428                 1,019,428
Additional capital contributions                          2                 31,417,939                29,573,143
Transfer from General Partner to Limited partners         2                (31,340,480)              (29,514,131)
Cumulative cash distributions                                                 (362,496)                 (362,496)
Cumulative loss                                                               (629,835)                 (613,376)
                                                                          ------------              ------------
                                                                               104,556                   102,568
                                                                          ------------              ------------

Limited partners:

Capital contributions, net of offering expenses
   (112,147.1 Units of Limited Partnership Interest)                       100,914,316               100,914,316
Transfer from General Partner to Limited partners         2                 31,340,480                29,514,131
Tax allowance cash distribution                                             (2,040,121)               (2,040,121)
Other cumulative cash distributions                       2                (59,559,029)              (59,559,029)
Cumulative loss                                                            (62,353,765)              (60,724,324)
                                                                          ------------              ------------
                                                                             8,301,881                 8,104,973
                                                                          ------------              ------------
Total Partners' Capital                                                      8,406,437                 8,207,541
                                                                          ------------              ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                   $ 10,684,029              $ 10,279,452
                                                                          ============              ============


See Notes to Consolidated Financial Statements.


                                             ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                             1999                 1998                1997
                                                         ------------          ------------       ------------
Interest income                                          $    469,270          $    339,093       $    260,438
Other income                                                    3,415                     -            170,718
Income from TCS                                                 5,657             1,135,371                  -
Gain on Sale of:
 MVT                                                                -                     -            481,200
 IMP/Intelidata                                                     -                     -            159,901
                                                         ------------          ------------       ------------
                                                              478,342             1,474,464          1,072,257
                                                         ------------          ------------       ------------

Partnership Operating Expenses:


Professional fees and other                                   279,446               231,696            197,765
Services provided by the General Partner                    1,844,796             1,813,960          1,869,597
                                                         ------------          ------------       ------------
                                                            2,124,242             2,045,656          2,067,362
                                                         ------------          ------------       ------------

Loss from Partnership operations                           (1,645,900)             (571,192)          (995,105)

Discontinued operations:
Income from Discontinued operations of
   Television and Radio Station Segment                             -                     -          5,359,986
                                                         ------------          ------------       ------------
NET (LOSS)/INCOME                                        $ (1,645,900)         $   (571,192)      $  4,364,881
                                                         ============          ============       ============

Per Unit of Limited Partnership
   Interest:

Loss from Partnership operations                         $     (14.53)         $      (5.04)      $      (8.78)

Income from discontinued operations                                 -                     -              47.31
                                                         ------------          ------------       ------------
NET (LOSS)/INCOME                                        $     (14.53)         $      (5.04)      $      38.53
                                                         ============          ============       ============
Number of Units                                             112,147.1             112,147.1          112,147.1
                                                         ============          ============       ============
See Notes to Consolidated Financial Statements.


                                             ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                             1999                   1998               1997
                                                         ------------          ------------       ------------
Cash flows from operating activities:

Net (loss)/income                                        $ (1,645,900)         $   (571,192)      $  4,364,881

Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:

    Services provided by the General Partner                1,844,796             1,813,960          1,869,597

    Income from TCS                                            (5,657)           (1,135,371)                 -

    Income from discontinued operations                             -                     -         (5,359,986)

    Gain on sale of MVT                                             -                     -           (481,200)

    Gain on sale of IMP/Intelidata                                  -                     -           (159,901)

Changes in operating assets and liabilities:

    Accounts payable and accrued liabilities                  205,681            (4,235,252)         4,724,900

    Interest and other receivables                            (27,674)                 (567)           (32,619)

    Other assets                                               89,191               (89,191)                 -

Change in Net Liabilities of Discontinued
  Operations - Production Segment                                   -                     -            (58,912)
                                                         ------------          ------------       ------------
Net cash provided by/(used in)
   operating activities                                       460,437            (4,217,613)         4,866,760
                                                         ------------          ------------       ------------

Cash flows from investing activities:

Proceeds from disposition of discontinued
  operations                                                        -             1,046,180          5,359,986

Proceeds from sale of MVT                                           -                     -            481,200

Proceeds from sale of IMPLP/Intelidata                              -                     -            159,901
                                                         ------------          ------------       ------------

Net cash provided by investing activities                           -             1,046,180          6,001,087
                                                         ------------          ------------       ------------

Cash flows from financing activities:

Additional capital contributions                                    -                     -         23,744,989

Cash distributions                                                  -                     -        (23,671,989)
                                                         ------------          ------------       ------------

Net cash provided by financing activities                           -                     -             73,000
                                                         ------------          ------------       ------------

Net increase/(decrease) in cash and cash
   equivalents                                                460,437            (3,171,433)        10,940,847

Cash and cash equivalents at beginning of year             10,152,858            13,324,291          2,383,444
                                                         ------------          ------------       ------------

Cash and cash equivalents at end of year                 $ 10,613,295          $ 10,152,858       $ 13,324,291
                                                         ============          ============       ============

Cash paid for interest by TCS                            $          -          $  1,280,539       $  2,290,177
                                                         ============          ============       ============

See Notes to Consolidated Financial Statements.

                                             ML MEDIA OPPORTUNITY PARTNERS, L.P.
                              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/(DEFICIT)
                                         FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                 General Partner        Limited Partners           Total
                                                 ---------------        ----------------       ---------------

1997:
Partners' Capital/(Deficit) as of
   January 1, 1997                               $         5,619        $     (1,492,921)      $    (1,487,302)

Net Income                                                43,649               4,321,232             4,364,881

Additional capital contributions                      27,759,183                       -            27,759,183

Transfer from General Partner to
  Limited partners                                   (27,718,311)             27,718,311                     -

Cash Distribution                                              -             (23,671,989)          (23,671,989)
                                                 ---------------        ----------------       ---------------
Partners' Capital as of
   December 31, 1997                                      90,140               6,874,633             6,964,773

1998:
Net Loss                                                  (5,712)               (565,480)             (571,192)

Additional capital contribution                        1,813,960                       -             1,813,960

Transfer from General Partner to
  Limited partners                                    (1,795,820)              1,795,820                     -
                                                 ---------------        ----------------       ---------------
Partners' Capital as of
  December 31, 1998                                      102,568               8,104,973             8,207,541

1999:
Net Loss                                                 (16,459)             (1,629,441)           (1,645,900)

Additional capital contribution                        1,844,796                       -             1,844,796

Transfer from General Partner to
  Limited partners                                    (1,826,349)              1,826,349                     -
                                                 ---------------        ----------------       ---------------
Partners' Capital as of
  December 31, 1999                              $       104,556        $      8,301,881       $     8,406,437
                                                 ---------------        ----------------       ---------------
See Notes to Consolidated Financial Statements.

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999


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

Basis of Accounting and Fiscal Year

     The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. Prior to its disposition, MVT was accounted for on the cost method of accounting. The fiscal year of the Partnership is the calendar year.

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

Recent Accounting Statement Adopted

     The Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of 1999. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and to measure those instruments at fair value, as well as to identify the conditions for which a derivative may be specifically designed as a hedge. The Partnership currently does not have any derivative instruments and is not engaged in hedging activities.

Cash Equivalents

     Short-term investments which have an original maturity of ninety days or less are considered cash equivalents.

2.   Liquidity and Summary of Investment Status

     As of December 31, 1999 and 1998 the Partnership had $10,613,295 and $10,152,858 in cash and cash equivalents.

     During 1999, the General Partner continued to work to resolve the Partnership's obligations and contingencies relating to its former investments. As of December 31, 1999, these obligations and contingencies amounted to approximately $1.7 million, in the aggregate, and are recorded as a liability in the financial statements of the Partnership. The General Partner is working diligently to resolve these obligations and contingencies as soon as practicable.

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

     On March 27, 1997, the Partnership received a voluntary cash payment of $23,671,989 (the "Cash Payment") from Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), an affiliate of the General Partner. Pursuant to an amendment to the Partnership Agreement dated March 24, 1997 (the "Amendment"), the Cash Payment was distributable solely to limited partners. On April 2, 1997, the Partnership distributed all the proceeds of the Cash Payment, or $211.08 per Unit, to limited partners of record as of March 24, 1997. The Cash Payment was treated in the accompanying financial statements as a capital contribution by the General Partner and a simultaneous transfer to limited partners' capital.

     Also, pursuant to the Amendment, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, amounts equal to these services for 1999, 1998 and 1997 of $1,844,796, $1,813,960 and $1,869,597, respectively, have been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. Similarly, an amount representing these services for 1996 of $2,144,597 was treated as an increase in General Partner's capital and a reduction of management fee payable in the Partnership's first quarter 1997 financial statements. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital in an aggregate amount of $1,826,349, $1,795,820 and $3,974,052 during 1999,
1998 and 1997, respectively, which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

     TCS entered into an agreement (the "Sub-Debt Proceeds Sharing Agreement") dated September 17, 1996, with the holders of its subordinated debt under which the lenders agreed that TCS would be entitled to share in the net proceeds of the sale of TCS' stations in accordance with a formula set forth in such agreement. On April 15, 1997, TCS and TCS Inc. (jointly, the "Sellers"), completed the sale to Nexstar Broadcasting Group, L.L.C., ("Nexstar") of all of the outstanding capital stock of Fabri. Fabri, a 100% owned corporate subsidiary of TCS Inc., owned two television stations, WTWO-TV in Terre Haute, Indiana and KQTV in St. Joseph, Missouri. Before the consummation of the sale, Nexstar assigned its rights under the Stock Purchase Agreement (the "Stock Purchase Agreement") to Nexstar Broadcasting of the Midwest Inc. The base purchase price for the outstanding shares of Fabri was $31,323,922 after a working capital adjustment. Pursuant to the terms of the stock Purchase agreement and the Sub-Debt Proceeds Sharing Agreement, after application of the proceeds generated by the sale to the payment of transaction expenses resulting from the sale and to the establishment of two separate escrow accounts totaling $1,750,000 (the entire escrowed amount), the remaining proceeds received from the sale were applied as follows: $23,757,072 to repay certain amounts to TCS's lenders; $1,022,534 to repay outstanding principal and accrued interest on a loan made to TCS by the Partnership; and $2,604,601 and $1,736,400 to pay the Partnership and Commonwealth Capital Partners, L.P. ("Commonwealth"), respectively, their share of certain accrued and unpaid consulting fees. During 1997 and early 1998, $1,750,000 (the entire escrowed amount) plus accrued interest of approximately $63,000 was returned to TCS from escrows related to the sale of Fabri.

     In 1998, from the cumulative amount of proceeds from the sale of both Avant and Fabri, including released escrowed funds, TCS paid its lenders approximately $1,280,000 and paid approximately $656,000 toward accrued expenses. In addition, TCS paid $1,929,707 and $1,286,472 to the Partnership and Commonwealth, respectively, representing their share of certain accrued and unpaid consulting fees, and paid $748,292 each to the Partnership and Commonwealth representing their share of the net proceeds. The Partnership recorded income of $5,657, $1,135,371 and $5,359,986 during 1999, 1998 and 1997, respectively, related to the sale of TCS. The Partnership still has an interest in the remaining net assets of TCS (approximately $100,000), which is consolidated into the Partnership's financial statements as of December 31, 1999.

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

Sale of Windsor Systems

     On May 18, 1994, the Partnership sold the assets of its cable television systems in North Carolina (the "Windsor Systems") for $3,443,200, subject to post-closing adjustments. At closing, the Partnership repaid the $2,050,058 of principal and interest then due under a seller note used in financing the original purchase of the Windsor Systems (the "Windsor Note"), as required by the terms of the Windsor Note. In addition, as required by the asset purchase agreement, at closing, $342,160 (the "Escrowed Monies") was placed into two separate escrow accounts to cover the potential costs of improving pole attachments and other possible post-closing expenses. The remaining $1,050,982 in sales proceeds was applied or reserved to pay closing costs of the transaction and certain pre-closing liabilities to third parties other than the buyer. as of December 31, 1999, such obligations are reflected as liabilities in the Consolidated Balance Sheet.

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

     Subsequent to the sale of the businesses, the Partnership advanced net additional funds totaling approximately $120,000 through December 31, 1999 to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors. The Partnership anticipates that it will make additional such advances to IMPLP/IMPI and Intelidata to the extent that new valid claims are made. These obligations are reflected as a liability in the Partnership's Consolidated Balance Sheet as of December 31, 1999.

     On August 27, 1997, the Partnership received and recognized a gain for financial reporting purposes of approximately $160,000 representing the final deferred sale payment arising from the July 1, 1993 sale of its interest in IMPLP and Intelidata. These funds represented the contractual royalty fee for sales generated by Intelidata since the 1993 sale.

Paradigm/BBAD

     During 1996, the Partnership sold its remaining interests in the films and other projects developed by Paradigm. Although the Partnership is no longer advancing funds for continuing operations and Paradigm has no operating assets, the Partnership is liable for certain liabilities of Paradigm. These liabilities are reflected in the consolidated balance sheet as of December 31, 1999.

3.   DISCONTINUED OPERATIONS

Television and Radio Station Segment

     During 1997, the Partnership disposed of its remaining two operating properties in the Television and Radio Station segment and recorded income of $5,359,986. The Partnership still retains an interest in the remaining assets of TCS (see Note 2). During 1996, the Partnership presented its Television and Radio Station Segment as discontinued operations.

4.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

     During the three years ended December 31, 1999, the General Partner provided the following services to the partnership:



                                                          1999                 1998                1997
                                                     -------------         ------------        ------------
 Media Opportunity Management
      Partners (General Partner):

 Partnership Management Fee                          $     975,739         $    959,428        $    943,391
 Property Management Fee                                   869,057              854,532             926,206
                                                     -------------         ------------        ------------
                                                     $   1,844,796         $  1,813,960        $  1,869,597
                                                     =============         ============        ============

     During the first quarter of 1997, the Partnership's obligation to pay a management fee for the year ended December 31, 1996 and thereafter was terminated. The Partnership did not pay the General Partner a management fee since the year ended December 31, 1996 (see Note 2).

     In addition, RP Television, an affiliate of the General Partner, provided certain administrative and accounting services to the television stations owned by TCS. The television stations paid for these services at cost. The reimbursed cost incurred by RP Television on behalf of TCS totaled approximately $5,800, $235,000 and $109,000 for 1999, 1998 and 1997, respectively. These reimbursed costs are included in the Consolidated Statements of Operations.

5. Accounting for Income Taxes

     Certain entities owned by the Partnership were taxable entities and thus were required under SFAS No. 109 to recognize deferred income taxes. During 1997, the Partnership disposed of its last taxable entity. Therefore, 1998 is the first year in which the only entities remaining are classified as partnerships for tax purposes. Hence, all items of income and deductions at the Partnership level will flow up to the partners of the Partnership and there will be no income tax liability imposed at the Partnership level. Additionally, since all the taxable entities have been liquidated, there is no deferred tax asset or liability as of December 31, 1999 and 1998.

     For the Partnership, the differences between the tax basis of assets and liabilities and the reported amounts as of December 31, are as follows:


                                                                              1999                  1998
                                                                          -------------        -------------
 Partners' Capital - financial statements                                 $   8,406,437        $   8,207,541
 Differences:
      Offering expenses                                                      11,346,156           11,346,156
      Basis of property, plant and equipment
        and intangible assets                                                 4,206,605            4,206,605
      Cumulative income of stock investments
        (corporations)                                                      (12,643,142)         (12,732,333)
      Management fees                                                         4,176,677            4,176,677
      Other                                                                   7,569,173            7,570,603
                                                                          -------------        -------------
 Partners' Capital - income tax bases                                     $  23,061,906        $  22,775,249
                                                                          =============        =============


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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership. The appeal and the motion for leave to amend are pending. Defendants have not yet responded to the appeal, which has been adjourned until June 2000, and have served papers in opposition to the plaintiffs' motion for leave to amend their complaint.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the years ended December 31, 1999, 1998 and 1997, the Partnership incurred approximately $147,000, $207,000 and $160,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $514,000 through December 31, 1999.


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

     RP Opportunity Management, L.P. (the "Management Company or "RPOM")


                           Served in
                            Present
                           Capacity
     Name                  Since (1)                 Position Held
    ------                -----------                -------------

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

ML Opportunity Management Inc. ("MLOM")


                                     Served in
                                      Present
                                     Capacity
    Name                             Since (1)              Position Held
   ------                           -----------             -------------

Kevin K. Albert                       2/19/91           President
                                      6/22/87           Director

James V. Caruso                      11/20/98           Director
                                     12/30/98           Executive Vice President

Michael A. Giobbe                     2/17/00           Director
                                      8/11/95           Vice President

Rosalie Y. Goldberg                  11/20/98           Director
                                     12/30/98           Vice President

James V. Bruno                        2/18/00           Vice President

Diane T. Herte (2)                   12/30/98           Vice President

Sandhya Rana                          2/18/00           Vice President
                                      2/18/00           Treasurer

     Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors. (1)

     Ms. Herte held the position of Treasurer from August 11, 1995 through December 29, 1998. Robert J. Remick held the position of Treasurer from December 30, 1998 through November 19, 1999. From November 20, 1999 through February 17, 2000, Ms. Herte was designated Treasurer by the President and performed such duties.

     I. Martin Pompadur, 64, Director and President of RP Opportunity Management, L.P. Mr. Pompadur is an Executive Vice President of News Corporation and President of News Corporation-Eastern and Central Europe. He is also a member of News Corporation's Executive Management Committee. In January 2000, Mr. Pompadur was named Chairman of News Corporation Europe. Mr. Pompadur is also the Chairman and Chief Executive Officer of GP Station Partners, which is the General Partner of Television Station Partners, L.P., a private limited partnership that owned and operated four network affiliated television stations. These stations were sold in January 1996 and this partnership was liquidated in December 1998. Mr. Pompadur is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owned and operated WBRE-TV, a network affiliated station in Wilkes-Barre/Scranton, Pennsylvania. This station was sold in January 1998 and was liquidated in December 1999. Mr. Pompadur is also the President and a Director of RP Media Management ("RPMM"), a joint venture, which is a partner in Media Management Partners, an affiliate of the General Partner and the general partner of ML Media Partners, L.P. ("ML Media") which presently owns a cable television system. Mr. Pompadur was the principal Executive Officer and principal owner of RP Radio Management Inc.("RP Radio"), a company owned principally by Mr. Pompadur to provide administrative and day-to-day management services to ML Media's radio properties. On December 27, 1997, RP Radio Management Inc. was merged into RP Radio Management LLC, an entity wholly owned by ML Media. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator organized in January 1988 and owned principally by Mr. Pompadur and the estate of Elton H. Rule to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States. Mr. Pompadur sits on the Board of Directors of the following companies: Bsky B, Fox Kids Europe, Stream, Metromedia International, StoryFirst Communications and Big Star Entertainment.

     Elizabeth McNey Yates, 36, Executive Vice President of RP Opportunity Management, L.P., joined RP Companies Inc., an entity controlled by Mr. Pompadur, in March 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc., Executive Vice President of RPMM and Chief Operating Officer and Executive Vice President of RP Radio. In addition, Ms Yates is the President and Chief Operating Officer of MultiVision.

     Kevin K. Albert, 47, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking") and the Private Sales and Divestitures Group of Business Financial Services, joined Merrill Lynch in 1981. Mr. Albert's work in the Equity Private Placement Group is involved in structuring and placing a diversified array of private equity financing including common stock, preferred stock, limited partnership interests and other equity-related securities. His work in the Private Sales and Divestitures Group involves managing a team of investment bankers executing middle-market exclusive sales transactions. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of MLOM and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLOM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLOM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLOM and the general partner of the Managing General Partner of ML Venture Partners II, L.P.
("Venture II") and ML Oklahoma Venture Partners Limited Partnership; and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLOM and the general partner of the General Partner of ML Technology Ventures, L.P. Mr. Albert also serves as an independent general partner of Venture II.

     James V. Caruso, 48, a Director of ML Investment Banking, joined Merrill Lynch in January 1975. Mr. Caruso is the Director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of Investment Banking are supported by managing the development of new technologies and enhancing existing systems. He is also responsible for certain Merchant Banking business related activities. Mr. Caruso is also Director of ML Media, ML Venture, ML R&D, ML Mezzanine, ML Mezzanine II and MLH Property Managers Inc., an affiliate of MLOM and the general partner of MLH Income Realty Partnership VI.

     Michael A. Giobbe, 41, a Vice President of ML Investment Banking, joined Merrill Lynch in 1986. Mr. Giobbe is responsible for the ongoing management of the operations of various project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Giobbe is also a Director of ML Media, ML Venture, and ML R&D.

     Rosalie Y. Goldberg, 62, a First Vice President and Senior Director of Merrill Lynch's Private Client Group and the Director of its Special Investments Group. Ms. Goldberg joined Merrill Lynch in 1975 and has held a number of management positions in the Special Investments area, including the position of Manager for Product Development and Origination from 1983 to 1989. Ms. Goldberg is also a Director of ML Mezzanine, ML Mezzanine II, and ML Media.

     James V. Bruno, 33, a Vice President of ML Investment Banking, joined Merrill Lynch in 1997. Mr. Bruno's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager. Prior to joining Merrill Lynch, Mr. Bruno was employed with Alliance Capital Management, where he held similar responsibilities.

     Diane T. Herte, 39, a Vice President of ML Investment Banking since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership, financial management and administrative functions for partnerships for which subsidiaries of Merrill Lynch are the general partner or manager. Ms. Herte is a director of ML Mezzanine and ML Mezzanine II.

     Sandhya Rana, 27, an Assistant Vice President of ML Investment Banking since 2000, joined Merrill Lynch in 1996. Ms. Rana's responsibilities include financial management functions for certain partnerships for which subsidiaries of Merrill Lynch are the general partner or manager. Prior to joining Merrill Lynch, Ms. Rana was employed with Deloitte & Touche, where she was an auditor.

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

     The current members of the Investment Committee are as follows:

           RPOM Representative                     MLOM Representatives
           -------------------                     --------------------
           I. Martin Pompadur                      Kevin K. Albert
                                                   James V. Caruso

Item 11. Executive Compensation.

     Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 4 to the Financial Statements included in Item 8 hereof, however, for amounts paid by Registrant to the General Partner and its affiliates for the three years ended December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of February 23, 2000, no person was known by the Registrant to be the beneficial owner of more than 5 percent of the Units.

     To the knowledge of the General Partner, as of February 23, 2000, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch & Co., Inc.

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

          (3)  Exhibits


                          Exhibits                                       Incorporated by Reference to
                        -----------                                      ----------------------------
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

10.2.0        Services Agreement between Registrant, TCS       Exhibit 10.2 to Registrant's Form 8-K Report dated
              Management Corp., and Commonwealth Capital       December 14, 1992
              Partners, L.P., dated December 14, 1992          (File 0-16690)

10.2.1        Asset Purchase Agreement dated November 16,      Exhibit 10.2.1 to Registrant's Quarterly Report on
              1993 between Tar River Communications, Inc.      Form 10-Q for the quarter ended September 30, 1993
              and Registrant                                   (File No. 0-16690)

10.3.1        Securities Purchase Agreement dated May 13,      Exhibit 28.1 to Registrant's Quarterly Report on
              1988 relating to Prime Cable Systems             Form 10-Q for the quarter ended
                                                               June 30, 1988
                                                               (File No. 0-16690)

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

10.3.4        Purchase and Sale Agreement dated January 22,    Exhibit 10.3.4 to Registrant's Annual Report on Form
              1993 between Maryland Cable Corp. and            10-K for the fiscal year ended December 31, 1992
              Benchmark Acquisition Fund I Limited             (File No. 0-16690)
              Partnership

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

10.8          Fee Sharing Agreement between ML Media           Exhibit 10(b) to Maryland Cable Corp.'s Annual
              Opportunity Partners, L.P. and Maryland Cable    Report on Form 10-K for the fiscal year ended
              Corp.                                            December 31, 1989 (File No. 33-23679)

10.9          Subordination Agreement by and among ML Media    Exhibit 28(a) to Maryland Cable Corp.'s Annual
              Opportunity Partners, L.P., Maryland Cable       Report on Form 10-K for the fiscal year ended
              Corp. and Security Pacific National Trust        December 31, 1989 (File No. 33-23679)
              Company (New York) as trustee

10.10.1       Guaranty of Cellular Holdings, Inc. dated May    Exhibit 10.10.1 to Registrant's Quarterly Report on
              19, 1989                                         Form 10-Q for the quarter ended June 30, 1989
                                                               (File No. 0-16690)

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

10.10.4       Certificate of Designations, Preferences, and    Exhibit 10.10.4 to Registrant's Quarterly Report on
              Relative Rights of Series A Convertible          Form 10-Q for the quarter ended June 30, 1989
              Preferred Stock of General Cellular              (File No. 0-16690)
              Corporation

10.10.5       Registration Rights Agreement Dated as of May    Exhibit 10.10.5 to Registrant's Quarterly Report on
              19, 1989 between General Cellular Corp. and      Form 10-Q for the quarter ended June 30, 1989
              ML Media Opportunity Partners, L.P.              (File No. 0-16690)

10.11         Limited Partnership Agreement between Bob        Exhibit 10.11 to Registrant's Quarterly Report on
              Banner Associates, the Gary L. Pudney Co. and    Form 10-Q for the quarter ended June 30, 1989
              ML Media Opportunity Productions, Inc. and ML    (File No. 0-16690)
              Media Opportunity Partners, L.P.

10.12         Stockholders Agreement dated as of September     Exhibit 10.12 to Registrant's Annual Report on Form
              1, 1989 among Mediaventures International        10-K for the fiscal year ended December 31, 1991
              Limited, ML Media Opportunity Partners, L.P.,    (File No. 0-16690)
              Peter Clark and Alan Morris

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

10.16         First Amendment to Credit Agreement dated as     Exhibit 10.16 to Registrant's Annual Report on Form
              of November 14, 1989 by and among Maryland       10-K for the fiscal year ended December 31, 1991
              Cable Corp., and Citibank, N.A., as Agent        (File No. 0-16690)

10.17         Second Amendment to Credit Agreement dated       Exhibit 10.17 to Registrant's Annual Report on Form
              March 30, 1990 by and among Maryland Cable       10-K for the fiscal year ended December 31, 1991
              Corp. and Citibank, N.A., as Agent               (File No. 0-16690)

10.18         Security and Pledge Agreement between            Exhibit 10.18 to Registrant's  Annual  Report on Form
              General Cellular Corporation and ML              10-K for the fiscal year ended December 31, 1991
              Media Opportunity Partners, L.P. dated           (File No. 0-16690)
              as of June 15, 1990

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

10.20.3       Sale and Purchase Agreement dated as of          Exhibit 10.20.3 to Registrant's Quarterly Report on
              August 6, 1993 between Intelidata Limited and    Form 10-Q for the quarter ended September 30, 1993
              Romtec plc.                                      (File No. 0-16690)

10.21         TCS Television Partners, L.P. Note Purchase      Exhibit 10.21 to Registrant's Annual Report on Form
              Agreement dated June 1, 1990                     10-K for the fiscal year ended December 31, 1991
                                                               (File No. 0-16690)

10.22         Amended and Restated Credit Agreement dated      Exhibit 10.22 to Registrant's Annual Report on Form
              as of September 6, 1991, among Maryland Cable    10-K for the fiscal year ended December 31, 1991
              Corp., Maryland Cable Holdings Corp. and         (File No. 0-16690)
              Citibank, N.A. as Agent

10.23         Participation Agreement dated as of September    Exhibit 10.23 to Registrant's Annual Report on Form
              6, 1991, among ML Cable Partners, L.P. and       10-K for the fiscal year ended December 31, 1991
              Citibank, N.A., as Agent                         (File No. 0-16690)

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

10.33         Agreement for the Sale and Purchase of           Exhibit   10.33  to Registrant's  Annual Report on Form
              Information Research Division                    10-K for the fiscal  year  ended  December  31,  1991
              of Logica UK Limited, dated December             (File No. 0-16690)
              17, 1991

10.34         Memorandum and Articles of Association of        Exhibit  10.34  to Registrant's Annual Report on Form
              Intelidata Limited, dated as of October          10-K for the fiscal year ended  December 31, 1991
              18, 1991                                         (File No. 0-16690)

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

10.36i        Agreement for the Sale and Purchase of 50% of    Exhibit 10.36i to Quarterly Report on Form 10-Q for
              the issued Share Capital of Neomedion Ltd.       the quarter ended March 31, 1992
                                                               (File No. 0-16690)

10.36j        Listing of Shareholders at May 14, 1992 of       Exhibit 10.36j to Quarterly Report on Form 10-Q for
              Mediaventures Investments Ltd., European         the quarter ended March 31, 1992
              Media Partners, Ltd. and Neomedion Ltd.          (File No. 0-16690)

10.37         Management Agreement by and between Fairfield    Exhibit 10.37 to Quarterly Report on Form 10-Q for
              Communications, Inc. and ML Media Partners,      the quarter ended June 30, 1993
              L.P. and Registrant dated May 15, 1993           (File No. 0-16690)

10.37.1       Sharing Agreement by and among ML Media          Exhibit 10.37.1 to Quarterly Report on Form 10-Q for
              Partners, L.P., Registrant, RP Companies,        the quarter ended June 30, 1993
              Inc., Radio Equity Partners, Limited             (File No. 0-16690)
              Partnership and Fairfield Communications, Inc.

10.37.2       Option Agreement by and between U.S. Radio,      Exhibit 10.37.2 to Registrant's Annual Report on
              Inc. and Registrant relating to station          Form 10-K for the fiscal year ended December 31, 1993
              WMXN-FM dated January 25, 1994                   (File No. 0-16690)

10.37.3       Time Brokerage Agreement by and between U.S.     Exhibit 10.37.3 to Registrant's Annual Report on
              Radio, L.P. and Registrant relating to           Form 10-K for the fiscal year ended December 31, 1993
              station WMXN-FM dated January 25, 1994           (File No. 0-16690)

10.38         Order of the United States Bankruptcy Court,     Exhibit 10.01 to Quarterly Report on Form 10-Q for
              Southern District of New York, approving         the quarter ended March 31, 1994
              nonmaterial modifications to the consolidated    (File No. 0-16690)
              prepackaged plan of reorganization of
              Maryland Cable Corp. and Maryland Cable
              Holdings Corp.

10.39         Order of the United States Bankruptcy Court,     Exhibit 10.02 to Quarterly Report on Form 10-Q for
              Southern District of New York, confirming        the quarter ended March 31, 1994
              debtors' first amended consolidated              (File No. 0-16690)
              prepackaged debtors' first amended
              consolidated prepackaged plan of
              reorganization under Chapter 11 of the United
              States Bankruptcy Code

10.40         Exchange agreement and plan of merger by and     Exhibit 10.01 to Quarterly Report on Form 10-Q for
              among Registrant, Western Wireless               the quarter ended June 30, 1994
              Corporation, Markets Cellular Limited            (File No. 0-16690)
              Partnership and others dated July 20, 1994

10.41         Stockholders agreement  by and among Western     Exhibit 10.02 to Quarterly Report on Form 10-Q for
              Wireless Corporation, Registrant and others      the quarter ended June 30, 1994
              dated July 29, 1994                              (File No. 0-16690)

10.42         Asset purchase agreement between ML Media        Exhibit 10.01 to Quarterly Report on Form 10-Q for
              Opportunity Partners, L.P. and US Radio of       the quarter ended September 30, 1994
              Norfolk, Inc. dated October 26, 1994             (File No. 0-16690)

10.43         Agreement between ML Media Opportunity           Exhibit 10.02 to Quarterly Report on Form 10-Q for
              Partners, L.P., MV Technology Limited, ALP       the quarter ended September 30, 1994
              Enterprises Inc., European Media Partners        (File No. 0-16690)
              Limited, and others dated August 12, 1994

10.44         Share sale agreement between ML Media            Exhibit 10.03 to Quarterly Report on Form 10-Q
              Opportunity Partners, L.P., ALP Enterprises,     for the quarter ended September 30, 1994
              Inc., European Media Partners Limited, and       (File No. 0-16690)
              others dated August 12, 1994

10.45         Agreement by and among Bob Banner Associates,    Exhibit 10.01 to Quarterly Report on Form 10-Q
              Inc. and Paradigm                                for the quarter ended September 30, 1995
                                                               (File No. 0-16690)

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

27.0 Financial Data Schedule to Form 10-K Report for the fiscal year ended December 31, 1999

99.1          Pages 13 through 21 and 41 through 50 of         Exhibit 28.1 to Registrant's Annual Report on Form
              Prospectus of the Partnership dated December     10-K for the fiscal year ended December 31, 1987
              31, 1987, filed pursuant to Rule 424(b) under    (File No. 33-15502)
              the Securities Act of 1933

99.2          Pages 12 through 15, 17, 18, 22 through 25,      Exhibit 28.2 to Registrant's Annual Report on Form
              41 through 53 and 55 through 72 of Prospectus    10-K for the fiscal year ended December 31, 1988
              for Maryland Cable Corp.'s offering of           (File No. 33-15502)
              $162,406,000 Senior Subordinated Discount
              Notes due 1998 and Maryland Cable Holdings
              Corp.'s offering of 2,000,000 Shares of Class
              B common Stock

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

SIGNATURES
----------

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

                                           ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                       By: Media Opportunity Management Partners
                                           General Partner

                                       By: ML Opportunity Management Inc.


Dated: March 30, 2000                     /s/ Kevin K. Albert
                                          --------------------------------------
                                              Kevin K. Albert
                                              Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP OPPORTUNITY MANAGEMENT, L.P.

                                            By: IMP Opportunity Management Inc.
                                                a general partner

    Signature                                       Title                                Date
  -------------                                ----------------                      -------------
/s/ I. Martin Pompadur                 Director and President(principal             March 30, 2000
--------------------------           executive officer of the Registrant)
(I. Martin Pompadur)


/s/ Elizabeth McNey Yates                  Executive Vice President                 March 30, 2000
--------------------------
(Elizabeth McNey Yates)



ML OPPORTUNITY MANAGEMENT INC. ("MLOM")

    Signature                                       Title                                Date
  -------------                                ----------------                      -------------
                                          Each with respect to MLOM
                                           unless otherwise noted)

/s/ Kevin K. Albert                  Director and President                         March 30, 2000
----------------------------
      (Kevin K. Albert)

/s/ James V. Caruso                  Director and Executive Vice President          March 30, 2000
----------------------------
      (James V. Caruso)

/s/ Michael A. Giobbe                Director and Vice President                    March 30, 2000
----------------------------
      (Michael A. Giobbe)

/s/ Sandhya Rana                     Vice President and Treasurer (principal        March 30, 2000
----------------------------         accounting officer and principal
      (Sandhya Rana)                 financial officer of the Registrant)
