Form 10-Q
period 2000-03-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 2000-05-15
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 March 31, 2000


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


                           Two World Financial Center

                                   14th Floor
                          New York, New York 10281-6114

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

Yes   X    No      .
    -----     -----

                       ML Media Opportunity Partners, L.P.

                         Part 1 - Financial Information.

Item 1.   Financial Statements.


                                   TABLE OF CONTENTS


Consolidated  Balance Sheets as of March 31, 2000  (Unaudited)  and December 31,
     1999 (Unaudited)

Consolidated  Statements of Operations for the three months ended March 31, 2000
     (Unaudited) and March 31, 1999 (Unaudited)

Consolidated  Statements of Cash Flows for the three months ended March 31, 2000
     (Unaudited) and March 31, 1999 (Unaudited)

Consolidated Statements of Changes in Partners' Capital for the three months ended March 31, 2000 (Unaudited)

Notesto Consolidated  Financial  Statements for the three months ended March 31,
     2000 (Unaudited)



                                        ML MEDIA OPPORTUNITY PARTNERS, L.P.
                            CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2000 (UNAUDITED)
                                         AND DECEMBER 31, 1999 (UNAUDITED)



                                                    Notes            March 31, 2000      December 31, 2000
                                                    -----            --------------      -----------------
ASSETS:


Cash and cash equivalents                                            $   10,762,886         $   10,613,295
Interest and other receivables                                               69,004                 70,734
                                                                     --------------         --------------
TOTAL ASSETS                                                         $   10,831,890         $   10,684,029
                                                                     ==============         ==============

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Accounts payable and accrued liabilities                          $    2,298,864         $    2,277,592
                                                                     --------------         --------------
Total Liabilities                                                         2,298,864              2,277,592
                                                                     --------------         --------------
   Commitments and contingencies                    2,3


Partners' Capital:

General Partner:
Capital contributions, net of offering expenses                           1,019,428              1,019,428

Additional capital contributions                     2                   31,885,724             31,417,939
Transfer from General Partner
   to Limited partners                               2                  (31,803,587)           (31,340,480)
Cumulative cash distributions                                              (362,496)              (362,496)
                                                                     --------------         --------------
Cumulative loss                                                            (633,247)              (629,835)
                                                                     --------------         --------------
                                                                            105,822                104,556

Limited partners:
Capital contributions, net of offering expenses
   (112,147.1 Units of Limited Partnership
   Interest)                                                            100,914,316            100,914,316

Transfer from General Partner
   to Limited partners                               2                   31,803,587             31,340,480
Tax allowance cash distribution                                          (2,040,121)            (2,040,121)
Other cumulative cash distributions                  2                  (59,559,029)           (59,559,029)
Cumulative loss                                                         (62,691,549)           (62,353,765)
                                                                     --------------         --------------
                                                                          8,427,204              8,301,881
                                                                     --------------         --------------
Total Partners' Capital                                                   8,533,026              8,406,437
                                                                     --------------         --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $   10,684,029         $   10,831,890
                                                                     ==============         ==============



See Notes to Consolidated Financial Statements (Unaudited).


                                           ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                               FOR THE THREE MONTHS ENDED
                                               MARCH 31, 2000 (UNAUDITED)

                                             AND MARCH 31, 1999 (UNAUDITED)


                                                                                2000                 1999
                                                                            ------------         ------------
Interest and other income                                                   $    141,745         $    109,219

Partnership Operating Expenses:
   Professional fees and other                                                    15,156              124,277
   Services provided by the General Partner                                      467,785              461,199
                                                                            ------------         ------------
                                                                                 482,941              585,476
                                                                            ------------         ------------
Net Loss                                                                    $   (341,196)        $   (476,257)
                                                                            ============         ============
Per Unit of Limited Partnership Interest:

Net Loss                                                                    $      (3.01)        $      (4.20)
                                                                            ============         ============
Number of Units                                                                112,147.1            112,147.1
                                                                            ============         ============

See Notes to Consolidated Financial Statements (Unaudited).




                                             ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                                               AND MARCH 31, 1999 (UNAUDITED)



                                                                                2000                 1999
                                                                            ------------         ------------

Cash flows from operating activities:

Net loss                                                                    $   (341,196)        $   (476,257)

Adjustments to reconcile net loss to net cash provided by operating activities:

    Services provided by the General Partner                                     467,785              461,199

    Changes in operating assets and liabilities:

        Interest and other receivables                                             1,730                4,092

        Other assets                                                                   -               89,191

        Accounts payable and accrued liabilities                                  21,272               29,678
                                                                            ------------         ------------
Net cash provided by operating activities                                        149,591              107,903
                                                                            ------------         ------------
Net increase in cash and cash equivalents                                        149,591              107,903

Cash and cash equivalents at beginning of year                                10,613,295           10,152,858
                                                                            ------------         ------------
Cash and cash equivalents at end of period                                  $ 10,762,886         $ 10,260,761
                                                                            ============         ============


See Notes to Consolidated Financial Statements (Unaudited).


                                            ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                            CONSOLIDATED STATEMENTS OF CHANGES
                                                   IN PARTNERS' CAPITAL
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)


                                                       General               Limited
                                                       Partner               Partners               Total
                                                     ------------          ------------          ------------

Partners' Capital as of January 1, 2000              $    104,556          $  8,301,881          $  8,406,437

Net loss                                                   (3,412)             (337,784)             (341,196)

Additional capital contributions                          467,785                     -               467,785

Transfer from General Partner to Limited partners        (463,107)              463,107                     -
                                                     ------------          ------------          ------------
Partners' Capital as of March 31, 2000               $    105,822          $  8,427,204          $  8,533,026
                                                     ============          ============          ============



See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of March 31, 2000 and the results of operations, cash flows and partners' capital of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the entire year.

Additional information, including the audited year end 1999 Financial Statements and the Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1999 on file with the Securities and Exchange Commission.


2.   Liquidity and Summary of Investment Status


As of March 31, 2000, the Partnership had $10,762,886 in cash and cash equivalents.

As of March 31, 2000, the Partnership's obligations and contingencies relating to its former investments amounted to approximately $1.7 million, in the aggregate, and are recorded as a liability in the financial statements of the Partnership. The General Partner intends to resolve these obligations and contingencies as soon as practicable.

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

Pursuant to an amendment to the Partnership Agreement dated March 24, 1997, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, amounts equal to these services for the first quarter of 2000 and 1999 of $467,785 and $461,199, respectively, have been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital for the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership. The appeal and the motion for leave to amend are pending. Defendants have served their brief in opposition to the appeal, arguing that the court should affirm the Supreme Court's order dismissing plaintiffs' complaint; oral argument of this appeal is scheduled for May 19, 2000. Defendants have also served papers in opposition to the plaintiffs' motion for leave to amend their complaint; oral argument on this matter has been heard and the parties are awaiting a decision.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the
Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three months ended March 31, 2000 and 1999, the Partnership incurred approximately $11,000 and $28,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $525,000 through March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

As of March 31, 2000, Registrant had $10,762,886 in cash and cash equivalents.

Pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (see below), and making a final cash distribution, if any, to its partners. As of March 31, 2000, Registrant's obligations and contingencies relating to its former investments amounted to approximately $1.7 million, in the aggregate, and are recorded as a liability in the financial statements of Registrant. The General Partner intends to resolve these obligations and contingencies as soon as practicable. However, as a result of outstanding litigation (see below), Registrant has experienced a delay in its liquidation.

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

Pursuant to an amendment to the Partnership Agreement (the "Amendment") dated March 24, 1997, Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for the first quarter of 2000 of $467,785 has been treated in the accompanying statement of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital for the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending. Defendants have served their brief in opposition to the appeal, arguing that the court should affirm the Supreme Court's order dismissing plaintiffs' complaint; oral argument of this appeal is scheduled for May 19, 2000. Defendants have also served papers in opposition to the plaintiffs' motion for leave to amend their complaint; oral argument on this matter has been heard and the parties are awaiting a decision.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the first quarter ended March 31, 2000 and 1999, Registrant incurred approximately $11,000 and $28,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $525,000 through March 31, 2000.

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

Results of Operations.

2000 vs. 1999

Registrant generated a net loss of approximately $341,000 in the first three months of 2000, which was comprised of services provided by the General Partner of approximately $468,000, professional fees and other expenses of approximately $15,000, partially offset by interest and other income of approximately $142,000.

Registrant generated a net loss of approximately $476,000 in the first three months of 1999, which was comprised of services provided by the General Partner of approximately $461,000, professional fees and other expenses of approximately $124,000, partially offset by interest and other income of approximately $109,000.

The decrease in net loss of approximately $135,000 from the 1999 period is primarily attributable to a decrease in wind up costs, as well as an increase in interest income due to higher cash balances at the Parent level for the 2000 period.

Registrant's net income/(loss), excluding services provided by the General Partner, due to the termination of Registrant's obligation to pay for management fees since 1996, was approximately $127,000 and ($15,000), for the first three months of 2000 and 1999, respectively.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As of March 31, 2000, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending. Defendants have served papers in opposition to the appeal, arguing that the court should affirm the Supreme Court's order dismissing plaintiffs' complaint; oral argument of this appeal is scheduled for May 19, 2000. Defendants have also served papers in opposition to the plaintiffs' motion for leave to amend their complaint; oral argument on this matter has been heard and the parties are awaiting a decision.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the first quarter ended March 31, 2000, Registrant incurred approximately $11,000 for legal costs relating to such indemnification. Such cumulative costs amount to approximately $525,000 through March 31, 2000.

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

                                     ML MEDIA OPPORTUNITY PARTNERS, L.P.

                                     By:  Media Opportunity Management Partners
                                          General Partner

                                     By:  RP Opportunity Management, L.P.
                                          General Partner

                                     By:  IMP Opportunity Management Inc.



Dated: May 15, 2000                       /s/ I. Martin Pompadur
                                          --------------------------------------
                                              I. Martin Pompadur
                                              Director and President
                                             (principal executive officer
                                              of the Registrant)

Dated: May 15, 2000                      /s/ Elizabeth McNey Yates
                                         ---------------------------------------
                                             Elizabeth McNey Yates
                                             Executive Vice President

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

                                      ML MEDIA OPPORTUNITY PARTNERS, L.P.

                                      By:  Media Opportunity Management Partners
                                           General Partner

                                      By:  ML Opportunity Management, Inc.



Dated: May 15, 2000                    /s/ Kevin K. Albert
                                       -----------------------------------------
                                           Kevin K. Albert
                                           Director and President

Dated: May 15, 2000                    /s/ James V. Caruso
                                       -----------------------------------------
                                           James V. Caruso
                                           Director and Executive Vice President

Dated: May 15, 2000                    /s/ Michael A. Giobbe
                                       -----------------------------------------
                                           Michael A. Giobbe
                                           Director and Vice President

Dated: May 15, 2000                    /s/ Sandhya Rana
                                       -----------------------------------------
                                           Sandhya Rana
                                           Vice President and Treasurer
                                          (principal accounting officer and
                                           principal financial officer
                                           of Registrant)