Form 10-Q
period 2000-06-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 2000-08-14
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                          FORM 10-Q

                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the quarterly period ended
                                         June 30, 2000


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

                                           N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                         ML Media Opportunity Partners, L.P.

                           Part 1 - Financial Information.


Item 1.   Financial Statements.

                                   TABLE OF CONTENTS


Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31,
     1999 (Unaudited)

Consolidated Statements of Operations for the three and six months ended
     June 30, 2000 (Unaudited) and June 30, 1999 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2000
     (Unaudited) and June 30, 1999 (Unaudited)

Consolidated Statements of Changes in Partners' Capital for the six months ended
     June 30, 2000 (Unaudited)

Notes to Consolidated Financial Statements for the six months ended June 30, 2000 (Unaudited)

                                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000 (UNAUDITED)
                                  AND DECEMBER 31, 1999 (UNAUDITED)


                                                       Notes     June 30, 2000          December 31, 1999
                                                       -----     -------------          -----------------
ASSETS:

Cash and cash equivalents                                        $  10,907,540          $      10,613,295
Interest and other receivables                                          82,921                     70,734
                                                                 -------------          -----------------
                                                                 $  10,990,461          $      10,684,029
TOTAL ASSETS                                                     =============          =================


LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Accounts payable and accrued liabilities                      $   2,347,789          $       2,277,592
                                                                 -------------          -----------------
                                                                     2,347,789                  2,277,592
Total Liabilities                                                -------------          -----------------

   Commitments and contingencies
                                                         2,3

Partners' Capital:

General Partner:
Capital contributions, net of offering expense                       1,019,428                  1,019,428

Additional capital contributions                           2        32,353,510                 31,417,939
Transfer from General Partner
   to Limited partners                                     2       (32,266,695)               (31,340,480)
Cumulative cash distributions                                         (362,496)                  (362,496)
Cumulative loss                                                       (636,828)                  (629,835)
                                                                 -------------           ----------------
                                                                       106,919                    104,556
                                                                 -------------           ----------------
Limited partners:
Capital contributions, net of offering expenses
  112,147.1 Units of Limited Partnership                           100,914,316                100,914,316
   Interest)

Transfer from General Partner
   to Limited partners                                     2        32,266,695                 31,340,480
Tax allowance cash distribution                                     (2,040,121)                (2,040,121)
Other cumulative cash distributions                                (59,559,029)                59,559,029)
Cumulative loss                                                    (63,046,108)                62,353,765)
                                                                 -------------           ----------------
                                                                     8,535,753                  8,301,881
Total Partners' Capital                                          -------------           ----------------
                                                                     8,642,672                  8,406,437
                                                                 -------------           ----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                          $  10,990,461           $     10,684,029
                                                                 =============           ================






See Notes to Consolidated Financial Statements (Unaudited).


                                                               ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                FOR THE THREE AND SIX MONTHS ENDED
                                                                    JUNE 30, 2000 (UNAUDITED)
                                                                  AND JUNE 30, 1999 (UNAUDITED)

                                                     Three Months                                     Six Months
                                                   ----------------                                 --------------

                                        June 30, 2000           June 30, 1999           June 30, 2000          June 30, 1999
                                        -------------           -------------           -------------          -------------
Interest and other income               $     158,770           $     114,873           $     300,515          $     224,092
Partnership Operating Expenses:
   Professional fees and other                 49,124                  59,364                  64,280                183,641
   Services provided by the                   467,786                 461,199                 935,571                922,398
     General Partner                     ------------           -------------           -------------          -------------
                                              516,910                 520,563                 999,851              1,106,039
                                        -------------           -------------           -------------          -------------
NET LOSS                                $    (358,140)          $    (405,690)          $    (699,336)              (881,947)
                                        =============           =============           =============          =============
Per Unit of Limited Partnership
   Interest:

NET LOSS                                $       (3.16)          $       (3.58)          $       (6.17)         $       (7.79)
                                        =============           =============           =============          =============
Number of Units                             112,147.1               112,147.1               112,147.1              112,147.1
                                        =============           =============           =============          =============



                               ML MEDIA OPPORTUNITY PARTNERS, L.P.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)
                                AND JUNE 30, 1999 (UNAUDITED)


                                                                                       2000                            1999
                                                                                  -------------                   ------------

Cash flows from operating activities:

Net loss                                                                          $    (699,336)                  $   (881,947)

Adjustments to reconcile net loss
  to net cash provided by operating activities:

    Services provided by the General Partner                                            935,571                        922,398


    Changes in operating assets and liabilities:

        Interest and other receivables                                                  (12,187)                        (1,381)

        Other assets                                                                          -                         89,191

        Accounts payable and accrued liabilities
                                                                                         70,197                         96,909
                                                                                  -------------                  -------------
Net cash provided by operating activities                                               294,245                        225,170
                                                                                  -------------                  -------------
Net increase in cash and cash equivalents
                                                                                        294,245                        225,170
Cash and cash equivalents at beginning of year                                       10,613,295                     10,152,858
                                                                                  -------------                  -------------
Cash and cash equivalents at end of period
                                                                                  $  10,907,540                  $  10,378,028
                                                                                  =============                  =============


See Notes to Consolidated Financial Statements (Unaudited).

                                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                               CONSOLIDATED STATEMENTS OF CHANGES
                                      IN PARTNERS' CAPITAL
                          FOR THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)


                                                                  General            Limited
                                                                  Partner            Partners              Total
                                                                -----------        ------------         -----------

Partners' Capital as of January 1, 2000                         $   104,556       $   8,301,881         $ 8,406,437

Net loss                                                             (6,993)           (692,343)           (699,336)

Additional capital contributions                                    935,571                   -             935,571

Transfer from General Partner to Limited partners                  (926,215)            926,215                   -
                                                                -----------        ------------         -----------
Partners' Capital as of June 30, 2000                           $   106,919        $  8,535,753         $ 8,642,672
                                                                ===========        ============         ===========


See Notes to Consolidated Financial Statements (Unaudited).

                                 ML MEDIA OPPORTUNITY PARTNERS, L.P.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                            (UNAUDITED)


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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of June 30, 2000 and the results of operations, cash flows and partners' capital of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations for the entire year.

     Additional information, including the audited year end 1999 Financial Statements and the Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1999 on file with the Securities and Exchange Commission.


2.   Liquidity and Summary of Investment Status


        As of June 30, 2000, the Partnership had $10,907,540 in cash and cash equivalents.

     As of June 30, 2000, the Partnership's obligations and contingencies relating to its former investments amounted to approximately $1.7 million, in the aggregate, and are recorded as a liability in the financial statements of the Partnership. The General Partner intends to resolve these obligations and contingencies as soon as practicable.

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

     Pursuant to an amendment to the Partnership Agreement dated March 24, 1997, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, amounts equal to these services for the three and six months ended June 30, 2000 of $467,786 and $935,571 respectively, and for the three and six months ended June 30, 1999 of $461,199 and $922,398, respectively have been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital for the limited partners' share (99%) of the capital contribution of such services.
The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, planitiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. Defendants have served papers in opposition to this motion, and are awaiting a decision.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and six months ended June 30, 2000, the Partnership incurred approximately $43,000 and $54,000, respectively, for legal costs relating to such indemnification. For the three and six months ended June 30, 1999, the Partnership incurred approximately $53,000 and $81,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $568,000 through June 30, 2000.

Item 2.  Management's   Discussion  and  Analysis  of  Financial Condition and
Results of Operations.


Liquidity and Capital Resources.

As of June 30, 2000, Registrant had $10,907,540 in cash and cash equivalents.

     Pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (see below), and making a final cash distribution, if any, to its partners. As of June 30, 2000, Registrant's obligations and contingencies relating to its former investments amounted to approximately $1.7 million, in the aggregate, and are recorded as a liability in the financial statements of Registrant. The General Partner intends to resolve these obligations and contingencies as soon as practicable. However, as a result of outstanding litigation (see below), Registrant has experienced a delay in its liquidation.

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

     Pursuant to an amendment to the Partnership Agreement (the "Amendment") dated March 24, 1997, Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for the three and six months ended June 30, 2000 of $467,786 and $935,571, respectively, has been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital for the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety.
On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. Defendants have served papers in opposition to this motion, and are awaiting a decision.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and six months ended June 30, 2000, Registrant incurred approximately $43,000 and $54,000, respectively, for legal costs relating to such indemnification. For the three and six months ended June 30, 1999, the Partnership incurred approximately $53,000 and $81,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $568,000 through June 30, 2000.

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

Results of Operations.

Three months ended June 30, 2000 and 1999.

   Registrant generated a net loss of approximately $358,000 in the three months ended June 30, 2000, which was comprised of services provided by the General Partner of approximately $468,000 and professional fees and other expenses of approximately $49,000, partially offset by interest and other income of approximately $159,000.

     Registrant generated a net loss of approximately $406,000 in the three months ended June 30, 1999, which was comprised of services provided by the General Partner of approximately $462,000, and professional fees and other expenses of approximately $59,000, partially offset by interest and other income of approximately $115,000.

     The decrease in net loss of approximately $48,000 from the 1999 period is primarily attributable to a decrease in professional fees and an increase in interest income due to higher cash balances at the Parent level and higher interest rates for the 2000 period, partially offset by an increase in services provided by the General Partner

     Registrant's net income, excluding services provided by the General Partner, due to the termination of Registrant's obligation to pay for management fees since 1996, was approximately $110,000 and $56,000, for the three months ended June 30, 2000 and 1999, respectively.

Six months ended June 30, 2000 and 1999.

     Registrant generated a net loss of approximately $699,000 in the first six months of 2000, which was comprised of services provided by the General Partner
of  approximately $936,000  and   professional   fees  and  other  expenses  of
approximately $64,000, partially offset by interest and other income of approximately $301,000.

     Registrant generated a net loss of approximately $882,000 in the first six months of 1999, which was comprised of services provided by the General Partner of approximately $922,000 and professional fees and other expenses of approximately $184,000, partially offset by interest and other income of approximately $224,000.

     The decrease in net loss of approximately $183,000 from the 1999 period is primarily attributable to a decrease in professional fees and other expenses, including wind up costs incurred in 1999, and an increase in interest income due to higher cash balances at the Parent level and higher interest rates for the 2000 period, partially offset by an increase in services porvided by the General Partner.

     Registrant's net income excluding services provided by the General Partner, due to the termination of Registrant's obligation to pay for management fees since 1996, was approximately $236,000 and $40,000, for the six months ended June 30, 2000 and 1999, respectively.

Item 3. Quantitative and Qualitative Disclosure About Market Risk


     As of June 30, 2000, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. Defendants have served papers in opposition to this motion, and are awaiting a decision.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and six months ended June 30, 2000, Registrant incurred approximately $43,000 and $54,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $568,000 through June 30, 2000.

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


                                     ML MEDIA OPPORTUNITY PARTNERS, L.P.

                                     By:  Media Opportunity Management Partners
                                                     General Partner

                                     By:  RP Opportunity Management, L.P.
                                                     General Partner

                                     By:  IMP Opportunity Management Inc.



Dated: August 14, 2000                /s/ I. Martin Pompadur
                                     --------------------------------------
                                         I. Martin Pompadur
                                         Director and President
                                        (principal executive officer
                                         of the Registrant)

Dated: August 14, 2000                /s/ Elizabeth McNey Yates
                                     --------------------------------------
                                         Elizabeth McNey Yates
                                         Executive Vice President

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


                                     ML MEDIA OPPORTUNITY PARTNERS, L.P.

                                     By:  Media Opportunity Management Partners
                                                     General Partner

                                     By:  ML Opportunity Management, Inc.



Dated: August 14, 2000                /s/ Kevin K. Albert
                                     ------------------------------------------
                                          Kevin K. Albert
                                          Director and President

Dated: August 14, 2000                /s/ James V. Caruso
                                     ------------------------------------------
                                          James V. Caruso
                                          Director and Executive Vice President

Dated: August 14, 2000                /s/ Michael A. Giobbe
                                     ------------------------------------------
                                          Michael A. Giobbe
                                          Director and Vice President

Dated: August 14, 2000                /s/ Sandhya Rana
                                     ------------------------------------------
                                          Sandhya Rana
                                          Vice President and Treasurer
                                         (principal accounting officer and
                                          principal financial officer
                                          of Registrant)