Form 10-Q
period 2000-09-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 2000-11-13
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the quarterly period ended
                                 September 30, 2000

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

                  Registrant's telephone number, including area code:
                                    (212) 236-6576

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


                        ML Media Opportunity Partners, L.P.

                         Part 1 - Financial Information.


Item 1.   Financial Statements.

                                   TABLE OF CONTENTS


Consolidated  Balance  Sheets as of  September  30,  2000  (Unaudited)  and
     December 31, 1999 (Unaudited)

Consolidated  Statements of Operations  for the three and nine months ended
    September 30, 2000 (Unaudited) and September 30, 1999 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 (Unaudited) and September 30, 1999 (Unaudited)

Consolidated Statements of Changes in Partners' Capital for the nine months ended September 30, 2000 (Unaudited)

Notes to Consolidated Financial Statements for the nine months ended September 30, 2000 (Unaudited)

                             ML MEDIA OPPORTUNITY PARTNERS, L.P.
                CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000 (UNAUDITED)
                              AND DECEMBER 31, 1999 (UNAUDITED)


                                                                         September 30,                December 31,
                                                        Notes                2000                         1999
                                                        -----            -------------                ------------
ASSETS:
Cash and cash equivalents                                                $  11,079,078                $ 10,613,295
Interest and other receivables                                                  81,317                      70,734
                                                                         -------------                ------------
TOTAL ASSETS                                                             $  11,160,395                $ 10,684,029
                                                                         =============                ============
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Accounts payable and accrued liabilities                              $   2,401,434                $  2,277,592
                                                                         -------------                ------------
Total Liabilities                                                            2,401,434                   2,277,592
                                                                         -------------                ------------
   Commitments and contingencies                        2,3


Partners' Capital:

General Partner:
Capital contributions, net of offering expenses                          $   1,019,428                $  1,019,428

Additional capital contributions                                    2       32,821,295                  31,417,939
Transfer from General Partner
   to Limited partners                                              2      (32,729,803)                (31,340,480)
Cumulative cash distributions                                                 (362,496)                   (362,496)
Cumulative loss                                                               (640,343)                   (629,835)
                                                                         -------------                ------------
                                                                               108,081                     104,556
                                                                         -------------                ------------
Limited partners:
Capital contributions, net of offering expenses
   (112,147.1 Units of Limited Partnership
     Interest)                                                             100,914,316                 100,914,316

Transfer from General Partner
   to Limited partners                                              2       32,729,803                  31,340,480
Tax allowance cash distribution                                             (2,040,121)                 (2,040,121)
Other cumulative cash distributions
                                                                    2      (59,559,029)                (59,559,029)
Cumulative loss                                                            (63,394,089)                (62,353,765)
                                                                         -------------                ------------
                                                                             8,650,880                   8,301,881
                                                                         -------------                ------------
Total Partners' Capital                                                      8,758,961                   8,406,437
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  -------------                ------------
                                                                         $  11,160,395                $ 10,684,029
                                                                         =============                ============





See Notes to Consolidated Financial Statements (Unaudited).


                                              ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                              FOR THE THREE AND NINE MONTHS ENDED
                                                 SEPTEMBER 30 2000 (UNAUDITED)
                                               AND SEPTEMBER 30, 1999 (UNAUDITED)


                                                    Three Months                                   Nine Months
                                                  ----------------                               ---------------
                                      September 30,              September 30,        September 30,          September 30,
                                          2000                       1999                 2000                  1999
                                      -------------              -------------        ------------           ------------
Interest and other income
                                      $     147,737              $     116,588        $    448,252           $    340,680
                                      -------------              -------------        ------------           ------------

Partnership Operating Expenses:
   Professional fees and other               31,448                     42,066              95,728                225,707
Services provided by the
     General Partner                        467,785                    461,199           1,403,356              1,383,597
                                      -------------              -------------        ------------           ------------
                                            499,233                    503,265           1,499,084              1,609,304
                                      -------------              -------------        ------------           ------------

NET LOSS                              $    (351,496)             $    (386,677)       $ (1,050,832)          $ (1,268,624)
                                      =============              =============        ============           ============
Per Unit of Limited Partnership
   Interest:

NET LOSS                              $       (3.10)             $       (3.41)       $      (9.28)          $     (11.20)
                                      =============              =============        ============           ============
Number of Units                           112,147.1                  112,147.1           112,147.1              112,147.1




See Notes to Consolidated Financial Statements (Unaudited).

                                             ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                                             AND SEPTEMBER 30, 1999 (UNAUDITED)


                                                                              2000                      1999
                                                                          -----------               -----------
Cash flows from operating activities:

Net loss                                                                  $(1,050,832)              $(1,268,624)

Adjustments to reconcile net loss
  to net cash provided by operating activities:                             1,403,356                 1,383,597

    Services provided by the General Partner

    Changes in operating assets and liabilities:

        Interest and other receivables                                        (10,583)                   12,585

        Other assets                                                                -                    89,191

        Accounts payable and accrued liabilities                              123,842                   148,073
                                                                          -----------               -----------
Net cash provided by operating activities                                     465,783                   364,822
                                                                          -----------               -----------
Net increase in cash and cash equivalents                                     465,783                   364,822

Cash and cash equivalents at beginning of year                             10,613,295                10,152,858
                                                                          ===========               ===========



See Notes to Consolidated Financial Statements (Unaudited).

                                            ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                            CONSOLIDATED STATEMENTS OF CHANGES
                                                   IN PARTNERS' CAPITAL
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)


                                                        General                    Limited
                                                        Partner                    Partners                     Total
                                                    --------------               -------------              ------------

Partners' Capital as of January 1, 2000             $      104,556               $   8,301,881              $  8,406,437


Net loss                                                   (10,508)                 (1,040,324)               (1,050,832)

Additional capital contributions                         1,403,356                           -                 1,403,356

Transfer from General Partner to Limited  partners      (1,389,323)                  1,389,323                         -
                                                    --------------               -------------              ------------
Partners' Capital as of September 30, 2000          $      108,081               $   8,650,880              $  8,758,961
                                                    ==============               =============              ============




See Notes to Consolidated Financial Statements (Unaudited).


                                        ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                    (UNAUDITED)


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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of September 30, 2000 and the results of operations, cash flows and partners' capital of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the entire year.

     Additional information, including the audited year end 1999 Financial Statements and the Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1999 on file with the Securities and Exchange Commission.

2.   Liquidity and Summary of Investment Status

     As of September 30, 2000, the Partnership had $11,079,078 in cash and cash equivalents.

     As of September 30, 2000, the Partnership's obligations and contingencies relating to its former investments amounted to approximately $1.7 million, in the aggregate, and are recorded as a liability in the financial statements of the Partnership. The General Partner intends to resolve these obligations and contingencies as soon as practicable.

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

     Pursuant to an amendment to the Partnership Agreement dated March 24, 1997, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, amounts equal to these services for the three and nine months ended September 30, 2000 of $467,785 and $1,403,356, respectively, and for the three and nine months ended September 30, 1999 of $461,199 and $1,383,597, respectively, have been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital for the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.


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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. On August 17, 2000, the Appellate Division, First Department issued an order denying plaintiffs' motion for reargument of their appeal. Also on August 17, 2000, plaintiffs filed a motion in the Supreme Court seeking leave to file an amended class action complaint. Defendants have filed papers in opposition to plaintiffs' motion and oral argument is scheduled for December 7, 2000.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and nine months ended September 30, 2000, the Partnership incurred approximately $28,000 and $82,000, respectively, for legal costs relating to such indemnification. For the three and nine months ended September 30, 1999, the Partnership incurred approximately $30,000 and $111,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $596,000 through September 30, 2000.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources.

As of September 30, 2000, Registrant had $11,079,078 in cash and cash equivalents.

     Pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (see below), and making a final cash distribution, if any, to its partners. As of September 30, 2000, Registrant's obligations and contingencies relating to its former investments amounted to approximately $1.7 million, in the aggregate, and are recorded as a liability in the financial statements of Registrant. The General Partner intends to resolve these obligations and contingencies as soon as practicable. However, as a result of outstanding litigation (see below), Registrant has experienced a delay in its liquidation.

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

     Pursuant to an amendment to the Partnership Agreement (the "Amendment") dated March 24, 1997, Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for the three and nine months ended September 30, 2000 of $467,785 and $1,403,356, respectively, has been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital for the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. On August 17, 2000, the Appellate Division, First Department issued an order denying plaintiffs' motion for reargument of their appeal. Also on August 17, 2000, plaintiffs filed a motion in the Supreme Court seeking leave to file an amended class action complaint. Defendants have filed papers in opposition to plaintiffs' motion and oral argument is scheduled for December 7, 2000.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and nine months ended September 30, 2000, Registrant incurred approximately $28,000 and $82,000, respectively, for legal costs relating to such indemnification. For the three and nine months ended September 30, 1999, the Partnership incurred approximately $30,000 and $111,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $596,000 through September 30, 2000.

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

Results of Operations.

Three months ended September 30, 2000 and 1999.

     Registrant generated a net loss of approximately $351,000 in the three months ended September 30, 2000, which was comprised of services provided by the General Partner of approximately $468,000 and professional fees and other expenses of approximately $31,000, partially offset by interest and other income of approximately $148,000.

     Registrant generated a net loss of approximately $387,000 in the three months ended September 30, 1999, which was comprised of services provided by the General Partner of approximately $461,000, and professional fees and other expenses of approximately $42,000, partially offset by interest and other income of approximately $116,000.

     The decrease in net loss of approximately $35,000 from the 1999 period is primarily attributable to a decrease in professional fees and an increase in interest and other income due to higher cash balances at the Parent level and higher interest rates for the 2000 period, partially offset by an increase in services provided by the General Partner.

     Registrant's net income, excluding services provided by the General Partner, due to the termination of Registrant's obligation to pay for management fees since 1996, was approximately $116,000 and $75,000, for the three months ended September 30, 2000 and 1999, respectively.

Nine months ended September 30, 2000 and 1999.

     Registrant generated a net loss of approximately $1.1 million in the first nine months of 2000, which was comprised of services provided by the General Partner of approximately $1.4 million and professional fees and other expenses of approximately $96,000, partially offset by interest and other income of approximately $448,000.

     Registrant generated a net loss of approximately $1.3 million in the first nine months of 1999, which was comprised of services provided by the General Partner of approximately $1.4 million and professional fees and other expenses of approximately $226,000, partially offset by interest and other income of approximately $341,000.

     The decrease in net loss of approximately $218,000 from the 1999 period is primarily attributable to a decrease in professional fees and other expenses, including wind up costs incurred in 1999, and an increase in interest and other income due to higher cash balances at the Parent level and higher interest rates for the 2000 period, partially offset by an increase in services provided by the General Partner.

     Registrant's net income, excluding services provided by the General Partner, due to the termination of Registrant's obligation to pay for management fees since 1996, was approximately $353,000 and $115,000, for the nine months ended September 30, 2000 and 1999, respectively.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


     As of September 30, 2000, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. On August 17, 2000, the Appellate Division, First Department issued an order denying plaintiffs' motion for reargument of their appeal. Also on August 17, 2000, plaintiffs filed a motion in the Supreme Court seeking leave to file an amended class action complaint. Defendants have filed papers in opposition to plaintiffs' motion and oral argument is scheduled for December 7, 2000.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and nine months ended September 30, 2000, Registrant incurred approximately $28,000 and $82,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $596,000 through September 30, 2000.

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


                                      ML MEDIA OPPORTUNITY PARTNERS, L.P.

                                      By:  Media Opportunity Management Partners
                                           General Partner

                                      By:  RP Opportunity Management, L.P.
                                           General Partner

                                      By:  IMP Opportunity Management Inc.



Dated: November 13, 2000              /s/ I. Martin Pompadur
                                      ------------------------------------------
                                          I. Martin Pompadur
                                          Director and President
                                         (principal executive officer
                                          of the Registrant)

Dated: November 13, 2000             /s/ Elizabeth McNey Yates
                                     -------------------------------------------
                                         Elizabeth McNey Yates
                                         Executive Vice President

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


                                      ML MEDIA OPPORTUNITY PARTNERS, L.P.

                                      By:  Media Opportunity Management Partners
                                      General Partner

                                      By:  ML Opportunity Management, Inc.



Dated: November 13, 2000             /s/ Kevin K. Albert
                                     -------------------------------------------
                                         Kevin K. Albert
                                         Director and President

Dated: November 13, 2000             /s/ James V. Caruso
                                     -------------------------------------------
                                         James V. Caruso
                                         Director and Executive Vice President

Dated: November 13, 2000             /s/ Anthony J. Lafaire
                                     -------------------------------------------
                                         Anthony J. Lafaire
                                         Director and Vice President

Dated: November 13, 2000             /s/ Sandhya Rana
                                     -------------------------------------------
                                         Sandhya Rana
                                         Vice President and Treasurer
                                        (principal accounting officer and
                                         principal financial officer
                                         of Registrant)