Form 10-K
period 2000-12-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 2001-03-30
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the year ended
                                December 31, 2000

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

                      2 World Financial Center - 14th Floor
                          New York, New York 10281-6114
               (Address of principal executive offices) (Zip Code)

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

     Registrant received initial capitalization of $4,000 and $100 from the General Partner and initial limited partners, respectively. On January 14, 1988, Registrant commenced the offering through Merrill Lynch of up to 120,000 units of limited partnership interest ("Units") at $1,000 per Unit. On March 23, 1988 and April 27, 1988, Registrant had its first and second closings on the sale of 99,131 and 13,016 Units, respectively, thereby admitting additional limited partners to Registrant. As of December 31, 2000, total limited partners' and General Partner's initial capital contributions were $112,147,100 and $1,132,800, respectively.

Media Businesses

     Registrant has completed the sale or disposition of all its Media Businesses ("Media Businesses") as defined in the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") as follows:


     o As of July 1, 1993, Registrant entered into three transactions to sell the business of International Media Publishing, L.P. ("IMPLP")/International Media Publishing, Inc. and Intelidata Limited ("Intelidata"). On August 27, 1997, Registrant received the final deferred sale payment arising from the July 1, 1993, sale of its interest in IMPLP and Intelidata;

     o On September 30, 1993, Maryland Cable (as defined below) consummated the sale of cable television systems owned and operated in Leesburg, Virginia;

     o On May 18, 1994, Registrant completed the sale of the assets of its cable television systems in North Carolina;

     o Effective September 30, 1994, Registrant disposed of the business and assets of its cable television systems in Maryland ("Maryland Cable");

     o On February 21, 1995, Registrant completed the sale of its radio station in Virginia ("WMXN-FM");

     o On September 15, 1995, TCS Television Inc. ("TCS Inc.") completed the sale of all of the outstanding capital stock of Avant Development Corporation, the corporation which owned television station WRBL-TV;

     o On May 29, 1996, Registrant sold all of its shares of Western Wireless Corporation ("WWC") in an initial public offering of shares of common stock of WWC;

     o On May 31, 1996, Registrant completed the sale of films and other projects developed by Paradigm Entertainment, L.P. ("Paradigm"), a California based company and a participating interest in Bob Banner Associates Development;

     o On April 15, 1997, TCS Television Partners, L.P. and TCS Inc. sold all of the outstanding stock of Fabri Development Corporation; and

     o On September 22, 1997, Registrant completed the sale of its interest in MV Technology Limited ("MVT").

     As of September 22, 1997, with the closing of the sale of MVT, Registrant disposed of its last Media Business. As a result, as of September 22, 1998 (one year following the disposition of its last Media Business), pursuant to the Partnership Agreement, Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies, and making a final cash distribution, if any, to its partners. As of December 31, 2000, these obligations and contingencies amounted to approximately $1.8 million, in the aggregate, and are recorded as a liability in the financial statements of Registrant. The General Partner intends to resolve these obligations and contingencies as soon as practicable. However, as a result of outstanding litigation, Registrant has experienced a delay in its liquidation (see Item 3).

Employees.

     As of December 31, 2000, Registrant and its consolidated subsidiaries did not employ any persons. The business of Registrant is managed by the General Partner. RPOM, MLOM and ML Leasing Management Inc., all affiliates of the General Partner, employ individuals who perform the management and administrative services for Registrant.

Item 2.   Properties.

     The offices of RPOM and MLOM are located at 444 Madison Avenue - Suite 703, New York, New York 10022 and at 2 World Financial Center, 14th Floor, New York, New York, 10281-6114; respectively.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. In August 2000, the motion for reargument was denied. On August 17, 2000, plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order, and to permit them to file their previously proposed derivative complaint. On January 16, 2001, the Supreme Court denied the motion.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the years ended December 31, 2000, 1999 and 1998 the Registrant incurred approximately $97,000, $147,000 and $207,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $611,000 through December 31, 2000.

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

As of March 6, 2001, the number of owners of Units was 14,290.

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

     Registrant does not distribute dividends, but rather distributes Distributable Cash From Operations, Distributable Refinancing Proceeds, and Distributable Sale Proceeds, to the extent available. On June 6, 1989, Registrant made a federal tax allowance cash distribution in an amount equal to 33% of the 1988 federal taxable income to all limited partners owning Units in 1988 in proportion to their federal taxable income from the ownership of Units. The total amount distributed was $2,040,121. In the fourth quarter of 1994, Registrant made a cash distribution of $8,971,760 to its limited partners and $90,624 to its General Partner following the disposition of Maryland Cable. In the second quarter of 1995, Registrant made a cash distribution of $2,915,822 to its limited partners and $29,453 to its General Partner following the sale of radio station WMXN-FM. On July 29, 1996, Registrant made a cash distribution of $23,999,458 to its limited partners and $242,419 to its General Partner following the sale of its stock of Western Wireless Corporation and the remaining interests in films and other projects developed by Paradigm Entertainment, L.P. On April 2, 1997, Registrant made a cash distribution of $23,671,989 to its limited partners of record as of March 24, 1997, pursuant to an amendment to the Partnership Agreement dated March 24, 1997, of the voluntary cash payment received from Merrill Lynch, Pierce, Fenner & Smith Incorporated, an affiliate of the General Partner.

Item 6.   Selected Financial Data.

                                                                     Year Ended                   Year Ended
                                                                 December 31, 1996             December 31, 1997
                                                                ------------------            -------------------
Interest income                                                 $          290,820            $           260,438
Income/(Loss) from                                              ==================            ===================
   Partnership operations                                               21,433,458                       (995,105)
Income from                                                     ==================            ===================
   discontinued operations                                                  81,799                      5,359,986
Cash distributions                                              ==================            ===================
   paid to partners                                                     24,241,877                     23,671,989
                                                                ==================            ===================

Per Unit of Limited
   Partnership Interest:

Income/(Loss)from
   Partnership operations                                       $           189.21            $             (8.78)
Income from                                                     ==================            ===================
   discontinued operations                                                     .72                          47.31
Cash distributions                                              ==================            ===================
   paid to partners                                                         214.00                         211.08
                                                                ==================            ===================

                                                                        As of                        As of
                                                                 December 31, 1996             December 31, 1997
                                                                ------------------            -------------------
Total Assets                                                    $        2,387,661            $        13,361,127
                                                                ==================            ===================
Number of Limited Partner Units                                          112,147.1                      112,147.1
                                                                ==================            ===================

                                                    Year Ended                 Year Ended                    Year Ended
                                                 December 31, 1998          December 31, 1999              December 31, 2000
                                                -------------------        -------------------            -------------------
Interest and other income                       $           339,093        $           472,685            $           614,180
                                                ===================        ===================            ===================

Loss from Partnership operations                           (571,192)                (1,645,900)                    (1,360,336)
                                                ===================        ===================            ===================
Per Unit of Limited Partnership Interest:

Loss from Partnership operations                $             (5.04)       $            (14.53)           $            (12.01)
                                                ===================        ===================            ===================


                                                       As of                     As of                            As of
                                                 December 31, 1998          December 31, 1999              December 31, 2000
                                                -------------------        -------------------            -------------------
Total Assets                                    $        10,279,452        $        10,684,029            $        11,344,965
                                                ===================        ===================            ===================
Number of Limited
 Partner Units                                            112,147.1                  112,147.1                      112,147.1
                                                ===================        ===================            ===================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

As of December 31, 2000, Registrant had $11,264,676 in cash and cash equivalents.

     Pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (see below), and making a final cash distribution, if any, to its partners. As of December 31, 2000, Registrant's obligations and contingencies relating to its former investments amounted to approximately $1.8 million, in the aggregate, and are recorded as a liability in the financial statements of Registrant. The General Partner intends to resolve these obligations and contingencies as soon as practicable. However, as a result of outstanding litigation (see below), Registrant has experienced a delay in its liquidation.

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

     Pursuant to an amendment to the Partnership Agreement dated March 24, 1997, Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, an amount equal to these services for 2000 of $1,871,141 has been treated in the accompanying statements of operations as an expense due to the capital contributions for services provided by the General Partner with a corresponding increase in General Partner's capital. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital for the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. In August 2000, the motion for reargument was denied. On August 17, 2000, plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order, and to permit them to file their previously proposed derivative complaint. On January 16, 2001, the Supreme Court denied the motion.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the years ended December 31, 2000, 1999 and 1998, Registrant incurred approximately $97,000, $147,000 and $207,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $611,000 through December 31, 2000.

Results of Operations.

2000

     Registrant generated a net loss of approximately $1.4 million in 2000, which was primarily comprised of the following components: (1) services provided by the General Partner of approximately $1.9 million; (2) professional fees and other expenses of approximately $103,000; partially offset by (3) interest income of approximately $614,000. Registrant's net income, excluding services provided by the General Partner due to the termination of Registrant's obligation to pay for management fees since 1996, was approximately $511,000.

1999

     Registrant generated a net loss of approximately $1.6 million in 1999, which was primarily comprised of the following components: (1) services provided by the General Partner of approximately $1.8 million; (2) professional fees and other expenses of approximately $279,000; partially offset by (3) interest and other income of approximately $473,000. Registrant's net income, excluding services provided by the General Partner due to the termination of Registrant's obligation to pay for management fees since 1996, was approximately $199,000.

1998

     Registrant generated a net loss of approximately $571,000 in 1998, which was comprised of the following components: (1) services provided by the General Partner of approximately $1.8 million; (2) professional fees and other expenses of approximately $232,000; partially offset by (3) interest and other income of approximately $339,000 and (4) the recognition of approximately $1.1 million in income resulting from the prior sale of TCS Television Partners, L.P. ("TCS"). Registrant's net income, excluding services provided by the General Partner due to the termination of Registrant's obligation to pay for management fees since 1996, was approximately $1.2 million.

2000 vs. 1999

     The decrease in net loss of approximately $286,000 from 1999 is primarily attributable to (1) an increase in interest and other income of approximately $141,000 primarily due to higher cash balances at the Parent level and higher interest rates for the 2000 period and (2) a decrease in professional fees and other expenses of approximately $176,000 due to a decrease in legal fees, including wind up costs incurred in 1999.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market
                  Risk

     As of December 31, 2000, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

Item 8.   Financial Statements and Supplementary Data.

                                   TABLE OF CONTENTS

                          ML Media Opportunity Partners, L.P.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for the three years ended
December 31, 2000

Consolidated Statements of Cash Flows for the three years ended
December 31, 2000

Consolidated Statements of Changes in Partners' Capital for the three years ended December 31, 2000

Notes to Consolidated Financial Statements for the three years ended December 31, 2000

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its affiliated entities as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
New York, New York
March 23,2001

                                           ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                               CONSOLIDATED BALANCE SHEETS
                                            AS OF DECEMBER 31, 2000 AND 1999

                                                        Notes                2000                      1999
                                                       -------              ------                    ------
ASSETS:
Cash and cash equivalents                                             $   11,264,676              $   10,613,295
Interest and other receivables                                                80,289                      70,734
                                                                      --------------              --------------

TOTAL ASSETS                                                          $   11,344,965              $   10,684,029
                                                                      ==============              ==============
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Accounts payable and accrued liabilities                           $    2,427,723              $    2,277,592
                                                                      --------------              --------------

Total Liabilities                                                          2,427,723                   2,277,592
                                                                      --------------              --------------
   Commitments and contingencies
                                                         2,5

Partners' Capital:

General Partner:
Capital contributions, net of offering expenses                            1,019,428                   1,019,428
Additional capital contributions                         2                33,289,080                  31,417,939
Transfer from General Partner
   to Limited partners                                   2               (33,192,910)                (31,340,480)
Cumulative cash distributions                                               (362,496)                   (362,496)
Cumulative loss                                                             (643,438)                   (629,835)
                                                                      --------------              --------------
                                                                             109,664                     104,556
                                                                      --------------              --------------
Limited partners:
Capital contributions, net of offering expenses
   (112,147.1 Units of Limited Partnership Interest)                     100,914,316                 100,914,316

Transfer from General Partner
   to Limited partners                                   2                33,192,910                  31,340,480
Tax allowance cash distribution                                           (2,040,121)                 (2,040,121)
Other cumulative cash distributions                      2               (59,559,029)                (59,559,029)
Cumulative loss                                                          (63,700,498)                (62,353,765)
                                                                      --------------              --------------
                                                                           8,807,578                   8,301,881
                                                                      --------------              --------------
Total Partners' Capital                                                    8,917,242                   8,406,437
                                                                      --------------              --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $   11,344,965              $   10,684,029
                                                                      ==============              ==============





See Notes to Consolidated Financial Statements.

                                             ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE THREE YEARS ENDED DECEMBER 31, 2000



                                                         2000                      1999                       1998
                                                    -------------              ------------              -------------
Interest and other income                           $     614,180              $    472,685              $     339,093

(Loss)/Income from TCS                                       (372)                    5,657                  1,135,371
                                                    -------------              ------------              -------------
                                                          613,808                   478,342                  1,474,464
                                                    -------------              ------------              -------------
Partnership Operating Expenses:


   Professional fees
   and other                                              103,003                   279,446                    231,696

Services provided by the General
   Partner                                              1,871,141                 1,844,796                  1,813,960
                                                    -------------              ------------              -------------
                                                        1,974,144                 2,124,242                  2,045,656
                                                    -------------              ------------              -------------
   NET LOSS                                         $  (1,360,336)             $ (1,645,900)             $    (571,192)
                                                    =============              ============              =============

Per Unit of Limited Partnership
   Interest:

NET LOSS                                            $      (12.01)             $     (14.53)             $       (5.04)
                                                    =============              ============              =============
Number of Limited Partner Units                         112,147.1                 112,147.1                  112,147.1
                                                    =============              ============              =============
See Notes to Consolidated Financial Statements.


                                             ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE THREE YEARS ENDED DECEMBER 31, 2000


                                                            2000                      1999                     1998
                                                        -----------               -----------              -----------
Cash flows from operating
   activities:

Net loss                                            $    (1,360,336)        $      (1,645,900)         $      (571,192)

Adjustments to reconcile
   net loss to net
   cash provided by/(used
   in) operating activities:

      Services provided by
      the General Partner                                 1,871,141                 1,844,796                1,813,960

    Income/(Loss) from TCS                                      372                    (5,657)              (1,135,371)

Changes in operating
   assets and liabilities:

    Accounts payable and
      accrued liabilities                                   150,131                   205,681               (4,235,252)

    Interest and other
      receivables                                            (9,927)                  (27,674)                    (567)

    Other assets                                                  -                    89,191                  (89,191)
                                                    ---------------          ----------------           --------------
Net cash provided by/(used
   in) operating activities                                 651,381                   460,437               (4,217,613)
                                                    ---------------          ----------------           --------------

Cash flows from investing
   activities:

   Proceeds from disposition
   of discontinued operations                                     -                         -                1,046,180
                                                    ---------------          ----------------           --------------
Net cash provided by
   investing activities                                           -                         -                1,046,180
                                                    ---------------          ----------------           --------------

Net increase/(decrease)
   in cash and cash
   equivalents                                              651,381                   460,437               (3,171,433)

Cash and cash equivalents
   at beginning of year                                  10,613,295                10,152,858               13,324,291
                                                    ---------------          ----------------           --------------

Cash and cash equivalents
   at end of year                                   $    11,264,676          $     10,613,295           $   10,152,858
                                                    ===============          ================           ==============
Cash paid for interest by TCS                       $             -          $              -           $    1,280,539
                                                    ===============          ================           ==============



See Notes to Consolidated Financial Statements.

                                              ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                          FOR THE THREE YEARS ENDED DECEMBER 31, 2000


                                                           General Partner          Limited Partners                    Total
                                                          ------------------       -------------------                ---------

1998:
Partners' Capital
   as of January 1, 1998                                  $           90,140       $         6,874,633          $     6,964,773

Net Loss                                                              (5,712)                 (565,480)                (571,192)

Additional capital contributions                                   1,813,960                         -                1,813,960

Transfer from General Partner to Limited partners                 (1,795,820)                1,795,820                        -
                                                          ------------------      --------------------          ---------------
Partners' Capital as of
   December 31, 1998                                                 102,568                 8,104,973                8,207,541

1999:
Net Loss                                                             (16,459)               (1,629,441)              (1,645,900)

Additional capital contributions                                   1,844,796                         -                1,844,796

Transfer from General Partner to Limited partners                 (1,826,349)                1,826,349                        -
                                                         -------------------       -------------------          ---------------
Partners' Capital
   as of December 31, 1999                                           104,556                 8,301,881                8,406,437

2000:
Net Loss                                                             (13,603)               (1,346,733)              (1,360,336)

Additional capital contributions                                   1,871,141                         -                1,871,141

Transfer from General Partner to Limited partners                 (1,852,430)                1,852,430                        -
                                                         -------------------       -------------------          ---------------
Partners' Capital
   as of December 31, 2000                               $           109,664       $         8,807,578          $     8,917,242
                                                         ===================       ===================          ===============
See Notes to Consolidated Financial Statements.

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000


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


Basis of Accounting and Fiscal Year

     The Partnership's records are maintained on the accrual basis of accounting in accordance with standards generally accepted in the United States of America. The fiscal year of the Partnership is the calendar year.

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

2.   Liquidity and Summary of Investment Status

     As of December 31, 2000 and 1999 the Partnership had $11,264,676 and $10,613,295, respectively in cash and cash equivalents.

     As of December 31, 2000, the Partnership's obligations and contingencies relating to its former investments amounted to approximately $1.8 million, in the aggregate, and are recorded as a liability in the financial statements of the Partnership. The General Partner intends to resolve these obligations and contingencies as soon as practicable.

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

     Pursuant to an amendment to the Partnership Agreement dated March 24, 1997, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership did not pay for these services and will not pay for such services in the future. However, in accordance with generally accepted accounting principles, for financial reporting purposes, amounts equal to these services for 2000, 1999 and 1998 of $1,871,141, $1,844,796 and $1,813,960,
respectively, have been treated in the accompanying statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital in an aggregate amount of $1,852,430, $1,826,349 and $1,795,820 during 2000, 1999 and 1998, respectively, which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

TCS Television Partners, L.P.

     On September 15, 1995, TCS Television Inc. ("TCS Inc.") completed the sale to The Spartan Radiocasting Company ("Spartan") of all of the outstanding capital stock of Avant Development Corporation ("Avant"), a 100% owned corporate subsidiary of TCS Inc., which owned WRBL-TV. From the proceeds of the sale, a reserve of approximately $1.4 million was established to cover certain expenses and liabilities relating to the sale and $1,250,000 was deposited into an indemnity escrow account to secure TCS Inc.'s indemnification obligations to Spartan for taxes and other liabilities. During 1997 and 1998, $1 million plus accrued interest of approximately $74,000 and $250,000 plus accrued interest of approximately $54,000, respectively, were returned to TCS Television Partners, L.P. ("TCS") from the indemnity escrow relating to the sale of Avant. In addition, during 1998, $176,000 of a final working capital adjustment relating to the sale of Avant was received by TCS.

     On April 15, 1997, TCS and TCS Inc. (jointly, the "Sellers"), completed the sale to Nexstar Broadcasting Group, L.L.C., ("Nexstar") of all of the outstanding capital stock of Fabri. Fabri, a 100% owned corporate subsidiary of TCS Inc., owned two television stations, WTWO-TV in Terre Haute, Indiana and KQTV in St. Joseph, Missouri. Before the consummation of the sale, Nexstar assigned its rights under the Stock Purchase Agreement (the "Stock Purchase Agreement") to Nexstar Broadcasting of the Midwest Inc. From the proceeds of the sale two separate escrow accounts totaling $1,750,000 (the entire escrowed amount) were established. During 1997 and early 1998, $1,750,000 (the entire escrowed amount) plus accrued interest of approximately $63,000 was returned to TCS from escrows related to the sale of Fabri.

     In 1998, from the cumulative amount of proceeds from the sale of both Avant and Fabri, including released reserves and escrowed funds, TCS paid its lenders approximately $1,280,000 and paid approximately $656,000 toward accrued expenses. In addition, TCS paid $1,929,707 and $1,286,472 to the Partnership and Commonwealth Capital Partners, L.P. ("Commonwealth"), respectively, representing their share of certain accrued and unpaid consulting fees, and paid $748,292 each to the Partnership and Commonwealth representing their share of the net proceeds. The Partnership recorded (loss)/income of ($372), $5,657 and $1,135,371 during 2000, 1999 and 1998, respectively, related to the sale of TCS. The Partnership still has an interest in the remaining net assets of TCS (approximately $106,000), which is consolidated into the Partnership's financial statements as of December 31, 2000.

Sale of Windsor Systems

     On May 18, 1994, the Partnership sold the assets of its cable television systems in North Carolina (the "Windsor Systems"). From the proceeds of the sale $1,050,982 was applied or reserved to pay closing costs of the transaction and certain pre-closing liabilities to third parties other than the buyer. as of December 31, 2000, such obligations are reflected as liabilities in the Consolidated Balance Sheet. Disposition of IMPLP/IMPI and Intelidata

Disposition of IMPLP/IMPI and Intelidata

     Effective July 1, 1993, the Partnership entered into three transactions to sell the business and assets of International Media Publishing, L.P. ("IMPLP") and its wholly owned subsidiary International Media Publishing, Inc. ("IMPI") and Intelidata Limited ("Intelidata").

     Subsequent to the sale of the businesses, the Partnership advanced net additional funds totaling approximately $120,000 through December 31, 1998 to IMPLP/IMPI and Intelidata to fund cash shortfalls resulting from the pre-sale claims of certain creditors. No such payments were made during 1999 and 2000. The Partnership anticipates that it will make additional such advances to IMPLP/IMPI and Intelidata to the extent that new valid claims are made. These obligations are reflected as a liability in the Partnership's Consolidated Balance Sheet as of December 31, 2000.

Paradigm/BBAD

     During 1996, the Partnership sold its remaining interests in the films and other projects developed by Paradigm. Although the Partnership is no longer advancing funds for continuing operations and Paradigm has no operating assets, the Partnership is liable for certain liabilities of Paradigm. These liabilities are reflected in the consolidated balance sheet as of December 31, 2000.

3.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

     During the three years ended December 31, 2000, the General Partner provided the following services to the partnership:

                                                            2000                    1999                    1998


                                                       -------------           -------------           -------------

 Media Opportunity Management
      Partners (General Partner):

 Partnership Management Fee                            $   1,002,083           $     975,739           $     959,428
 Property Management Fee                                     869,058                 869,057                 854,532
                                                       -------------           -------------           -------------
                                                       $   1,871,141           $   1,844,796           $   1,813,960
                                                       =============           =============           =============



During the first quarter of 1997, the Partnership's obligation to pay a management fee for the year ended December 31, 1996 and thereafter was terminated. The Partnership did not pay the General Partner a management fee since the year ended December 31, 1996 (see Note 2).

     In addition, affiliates of the General Partner, provided certain administrative and accounting services to the television stations owned by TCS. The television stations paid for these services at cost. The reimbursed cost incurred on behalf of TCS totaled approximately $600, $5,800 and $235,000 for 2000, 1999 and 1998, respectively. These reimbursed costs are included in the Consolidated Statements of Operations.

4.       Accounting for Income Taxes

     Certain entities owned by the Partnership were taxable entities and thus were required under SFAS No. 109 to recognize deferred income taxes. During 1997, the Partnership disposed of its last taxable entity. Therefore, 1998 is the first year in which the only entities remaining are classified as partnerships for tax purposes. Hence, all items of income and deductions at the Partnership level will flow up to the partners of the Partnership and there will be no income tax liability imposed at the Partnership level. Additionally, since all the taxable entities have been liquidated, there is no deferred tax asset or liability as of December 31, 2000 and 1999.

     For the Partnership, the differences between the tax basis of assets and liabilities and the reported amounts as of December 31, are as follows:


                                                                              2000                        1999
                                                                        ---------------             ---------------
                                                                        $     8,917,242             $     8,406,437
Partners' Capital - financial statements

 Differences:
      Offering expenses                                                      11,346,156                  11,346,156
      Basis of property, plant and equipment and intangible assets            4,206,605                   4,206,605

      Cumulative income of stock investments (corporations)                 (12,569,076)                (12,643,142)
      Management fees                                                         4,176,677                   4,176,677
      Other                                                                   7,556,679                   7,569,173
                                                                        ---------------             ---------------

Partners' Capital - income tax basis                                    $    23,634,283             $    23,061,906
                                                                        ===============             ===============




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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. In August 2000, the motion for reargument was denied. On August 17, 2000, Plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order, and to permit them to file their previously proposed derivative complaint. On January 16, 2001, the Supreme Court denied the motion.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the years ended December 31, 2000, 1999 and 1998, the Partnership incurred approximately $97,000, $147,000 and $207,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $611,000 through December 31, 2000.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.


Part III.

Item 10.          Directors and Executive Officers of the Registrant

     Registrant has no executive officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are carried out by executive officers of IMP Opportunity Management, Inc. as a general partner of RP Opportunity Management, L.P. or executive officers of ML Opportunity Management Inc. acting on behalf of the General Partner. The executive officers and directors of RP Opportunity Management, L.P. and ML Opportunity Management Inc. are:

RP Opportunity Management, L.P. (the "Management Company or "RPOM")


                             Served in
                              Present
                             Capacity
       Name                  Since (1)             Position Held
   -----------             -----------           ----------------
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

ML Opportunity Management Inc. ("MLOM")


                          Served in Present
      Name                Capacity Since (1)              Position Held

Kevin K. Albert                2/19/91                 President
                               6/22/87                 Director

James V. Caruso               11/20/98                 Director
                              12/30/98                 Executive Vice President

Anthony J. Lafaire             7/31/00                 Director
                               7/31/00                 Vice President

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



     I. Martin Pompadur, 65, Director and President of RP Opportunity Management, L.P. Mr. Pompadur is an Executive Vice President of News Corporation and President of News Corporation-Eastern and Central Europe. He is also a member of News Corporation's Executive Management Committee. In January 2000, Mr. Pompadur was named Chairman of News Corporation Europe. Mr. Pompadur was also the Chairman and Chief Executive Officer of GP Station Partners, which was the General Partner of Television Station Partners, L.P., a private limited partnership that owned and operated four network affiliated television stations. These stations were sold in January 1996 and this partnership was liquidated in December 1998. GP Station Partners was liquidated in December 2000. Mr. Pompadur is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership ("NTI"), a private limited partnership which owned and operated WBRE-TV, a network affiliated station in Wilkes-Barre/Scranton, Pennsylvania. This station was sold in January 1998 and NTI was liquidated in December 1999. Mr. Pompadur is also the President and a Director of RP Media Management ("RPMM"), a joint venture, which is a partner in Media Management Partners, an affiliate of the General Partner and the general partner of ML Media Partners, L.P. ("ML Media") which presently owns a cable television system. Mr. Pompadur was the principal Executive Officer and principal owner of RP Radio Management Inc.("RP Radio"), a company owned principally by Mr. Pompadur to provide administrative and day-to-day management services to ML Media's radio properties. On December 27, 1997, RP Radio Management Inc. was merged into RP Radio Management LLC, an entity wholly owned by ML Media. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator organized in January 1988 and owned principally by Mr. Pompadur and the estate of Elton H. Rule to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States. Mr. Pompadur sits on the Board of Directors of the following companies: Bsky B, Fox Kids Europe, Stream, Metromedia International, StoryFirst Communications, Big Star Entertainment, Premiere World, Linkshare, Balkan Bulgarian, Town & City, Exclusiv Media and News Outdoor Ltd.

     Elizabeth McNey Yates, 37, Executive Vice President of RP Opportunity Management, L.P., joined RP Companies Inc., an entity controlled by Mr. Pompadur, in March 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc., Executive Vice President of RPMM and Chief Operating Officer and Executive Vice President of RP Radio. In addition, Ms Yates is the President and Chief Operating Officer of MultiVision.

     Kevin K. Albert, 48, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking") and the Private Sales and Divestitures Group of Business Financial Services, joined Merrill Lynch in 1981. Mr. Albert's work in the Equity Private Placement Group is involved in structuring and placing a diversified array of private equity financing including common stock, preferred stock, limited partnership interests and other equity-related securities. His work in the Private Sales and Divestitures Group involves managing a team of investment bankers executing middle-market exclusive sales transactions. Mr. Albert is also a director of ML Media Management Inc. ("ML Media'), an affiliate of MLOM and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLOM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee
Acquisition Fund (Retirement Accounts) II, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLOM and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II"); and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLOM and the general partner of the General Partner of ML Technology Ventures, L.P. Mr. Albert also serves as an independent general partner of Venture II.

     James V. Caruso, 49, a Director of ML Investment Banking, joined Merrill Lynch in January 1975. Mr. Caruso is the Director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of Investment Banking are supported by managing the development of new technologies and enhancing existing systems. He is also responsible for certain Merchant Banking business related activities. Mr. Caruso is also Director of ML Media, ML Venture, ML R&D and ML Mezzanine II.

     Anthony J. Lafaire, 38, a Director of Merrill Lynch Asset Recovery Management Group, joined Merrill Lynch in 1995. Mr. Lafaire's responsibilities include the management and resolution of impaired and non-performing assets, including the enforcement, collection and restructuring of problem credit exposures. Prior to joining Merrill Lynch, Mr. Lafaire was employed by the law firm Shearman & Sterling, where he was an associate. Mr. Lafaire is also a Director of ML Media.

     Rosalie Y. Goldberg, 63, a Managing Director of the Alternative Investments Group of Merrill Lynch Investment Managers ("MLIM"). Ms. Goldberg joined Merrill Lynch in 1975 and has held a number of management positions in the Special Investments area, including the position of Manager for Product Development and Origination from 1983 to 1989. Ms. Goldberg is also a Director of ML Mezzanine II and ML Media.

     James V. Bruno, 34, a Vice President of MLIM, joined Merrill Lynch in 1997. Mr. Bruno's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager. Prior to joining Merrill Lynch, Mr. Bruno was employed with Alliance Capital Management, where he held similar responsibilities.

     Diane T. Herte, 40, a Director of MLIM since 2001 and previously a Vice President of ML Investment Banking since 1996 and an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include management of the Partnership Analysis and Finance Group whose responsibilities include controllership, financial management, administrative and operational functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager. Ms. Herte is a director of ML Mezzanine II.

     Sandhya Rana, 28, an Assistant Vice President of MLIM since 2000, joined Merrill Lynch in 1996. Ms. Rana's responsibilities include financial management functions for certain partnerships for which subsidiaries of Merrill Lynch are the general partner or manager. Prior to joining Merrill Lynch, Ms. Rana was employed with Deloitte & Touche, where she was an auditor.

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

The current members of the Investment Committee are as follows:

           RPOM Representative                     MLOM Representatives

           I. Martin Pompadur                      Kevin K. Albert
                                                   James V. Caruso


Item 11.          Executive Compensation.

     Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 3 to the Financial Statements included in Item 8 hereof, however, for amounts paid by Registrant to the General Partner and its affiliates for the three years ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of March 26, 2001, no person was known by the Registrant to be the beneficial owner of more than 5 percent of the Units.

     To the knowledge of the General Partner, as of March 26, 2001, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch & Co., Inc.

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

Item 13.          Certain Relationships and Related Transactions.

     Refer to Note 3 to the Financial Statements included in Item 8 hereof, and in Item 1 for a description of the relationship of the General Partner and its affiliates to Registrant and its subsidiaries.


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

10.18         Security and Pledge Agreement between General    Exhibit 10.18 to Registrant's Annual Report on Form
              Cellular Corporation and ML Media Opportunity    10-K for the fiscal year ended December 31, 1991
              Partners, L.P. dated as of June 15, 1990         (File No. 0-16690)

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
              Partnership and Fairfield Communications, Inc.

10.37.2       Option Agreement by and between U.S. Radio,      Exhibit 10.37.2 to Registrant's Annual Report on
              Inc. and Registrant relating to station          Form 10-K for the fiscal year ended December 31,
              WMXN-FM dated January 25, 1994                   1993
                                                               (File No. 0-16690)
10.37.3       Time Brokerage Agreement by and between U.S.     Exhibit 10.37.3 to Registrant's Annual Report on
              Radio, L.P. and Registrant relating to           Form 10-K for the fiscal year ended December 31,
              station WMXN-FM dated January 25, 1994           1993
                                                               (File No. 0-16690)
10.38         Order of the United States Bankruptcy Court,     Exhibit 10.01 to Quarterly Report on Form 10-Q for
              Southern District of New York, approving         the quarter ended
              nonmaterial modifications to the consolidated    March 31, 1994
              prepackaged plan of reorganization of            (File No. 0-16690)
              Maryland Cable Corp. and Maryland Cable
              Holdings Corp.

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

10.41         Stockholders agreement  by and among Western     Exhibit 10.02 to Quarterly Report on Form 10-Q for
              Wireless Corporation, Registrant and others      the quarter ended
              dated July 29, 1994                              June 30, 1994
                                                               (File No. 0-16690)
10.42         Asset purchase agreement between ML Media        Exhibit 10.01 to Quarterly Report on Form 10-Q for
              Opportunity Partners, L.P. and US Radio of       the quarter ended
              Norfolk, Inc. dated October 26, 1994             September 30, 1994
                                                               (File No. 0-16690)
10.43         Agreement between ML Media Opportunity           Exhibit 10.02 to Quarterly Report on Form 10-Q for
              Partners, L.P., MV Technology Limited, ALP       the quarter ended
              Enterprises Inc., European Media Partners        September 30, 1994
              Limited, and others dated August 12, 1994        (File No. 0-16690)

10.44         Share sale agreement between ML Media            Exhibit 10.03 to Quarterly Report on Form 10-Q
              Opportunity Partners, L.P., ALP Enterprises,     for the quarter ended
              Inc., European Media Partners Limited, and       September 30, 1994
              others dated August 12, 1994                     (File No. 0-16690)

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


                                     ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                     By: Media Opportunity Management Partners
                                         General Partner

                                     By: ML Opportunity Management Inc.


Dated: March 30, 2001                /s/ Kevin K. Albert
                                     -------------------------------------------
                                         Kevin K. Albert
                                         Director and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP OPPORTUNITY MANAGEMENT, L.P.

                                            By: IMP Opportunity Management Inc.
                                                a general partner


         Signature                    Title                             Date

/s/ I. Martin Pompadur      Director and President(principal      March 30, 2001
--------------------------  executive officer of the Registrant)
(I. Martin Pompadur)


/s/ Elizabeth McNey Yates   Executive Vice President              March 30, 2001
----------------------------
(Elizabeth McNey Yates)



ML OPPORTUNITY MANAGEMENT INC. ("MLOM")


      Signature                    Title                               Date

                           Each with respect to MLOM unless
                           otherwise
                           noted)

/s/ Kevin K. Albert        Director and President                 March 30, 2001
-----------------------
      (Kevin K. Albert)

/s/ James V. Caruso        Director and Executive                 March 30, 2001
-----------------------    Vice President
      (James V. Caruso)

/s/ Anthony J. Lafaire     Director and Vice President            March 30, 2001
-----------------------
      (Anthony J. Lafaire)

/s/ Sandhya Rana           Vice President and Treasurer           March 30, 2001
----------------------     (principal accounting officer and
      (Sandhya Rana)       principal financial officer of Registrant)