Form 10-Q
period 2001-03-31
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 2001-05-15
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                 March 31, 2001

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

                           Four World Financial Center
                                   26th Floor
                            New York, New York 10080
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (800) 288-3694

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

                       ML Media Opportunity Partners, L.P.

                         Part 1 - Financial Information.


Item 1.   Financial Statements.

                                   TABLE OF CONTENTS


Consolidated  Balance Sheets as of March 31, 2001  (Unaudited) and December
     31, 2000 (Unaudited)

Consolidated  Statements of Operations for the three months ended March 31, 2001
     (Unaudited) and March 31, 2000 (Unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2001
     (Unaudited) and March 31, 2000 (Unaudited)

Consolidated Statements of Changes in Partners' Capital for the three months ended March 31, 2001 (Unaudited)

Notes to Consolidated Financial Statements for the three months ended March 31, 2001 (Unaudited)

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
          CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 (UNAUDITED)
                        AND DECEMBER 31, 2000 (UNAUDITED)



                                                        Notes       March 31, 2001       December 31, 2000
                                                        -----       --------------       -----------------
ASSETS:
Cash and cash equivalents                                           $   11,488,031       $      11,264,676
Interest and other receivables                                              21,067                  80,289
                                                                    --------------       -----------------
TOTAL ASSETS                                                        $   11,509,098       $      11,344,965
                                                                    ==============       =================
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Accounts payable and accrued liabilities                         $    2,457,030       $       2,427,723
                                                                    --------------       -----------------
Total Liabilities                                                        2,457,030               2,427,723
                                                                    --------------       -----------------
Commitments and contingencies                            2,3

Partners' Capital:

General Partner:
Capital contributions, net of offering expenses                          1,019,428               1,019,428
Additional capital contributions                         2              33,765,383              33,289,080
Transfer from General Partner
   to Limited partners                                   2             (33,664,450)            (33,192,910)
Cumulative cash distributions                                             (362,496)               (362,496)
Cumulative loss                                                           (646,853)               (643,438)
                                                                    --------------       -----------------
                                                                           111,012                 109,664
                                                                    --------------       -----------------
Limited partners:
Capital contributions, net of offering expenses
   (112,147.1 Units of Limited Partnership Interest)                   100,914,316             100,914,316
Transfer from General Partner
   to Limited partners                                   2              33,664,450              33,192,910
Tax allowance cash distribution                                         (2,040,121)             (2,040,121)
Other cumulative cash distributions                      2             (59,559,029)            (59,559,029)
Cumulative loss                                                        (64,038,560)            (63,700,498)
                                                                    --------------       -----------------
                                                                         8,941,056               8,807,578
                                                                    --------------       -----------------
Total Partners' Capital                                                  9,052,068               8,917,242
                                                                    --------------       -----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $   11,509,098       $      11,344,965
                                                                    ==============       =================




See Notes to Consolidated Financial Statements (Unaudited).


                                           ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                               FOR THE THREE MONTHS ENDED
                                               MARCH 31, 2001 (UNAUDITED)
                                             AND MARCH 31, 2000 (UNAUDITED)


                                                                          2001                      2000
                                                                     --------------            -------------
Interest and other income                                            $      145,626            $     141,745

Partnership Operating Expenses:
   Professional fees and other                                               10,800                   15,156
   Services provided by the General
     Partner                                                                476,303                  467,785
                                                                     --------------            -------------

                                                                            487,103                  482,941
                                                                     --------------            -------------

Net Loss                                                             $     (341,477)           $    (341,196)
                                                                     ==============            =============
Per Unit of Limited Partnership Interest:

Net Loss                                                             $        (3.01)           $       (3.01)
                                                                     ==============            =============
Number of Limited Partner Units                                           112,147.1                112,147.1
                                                                     ==============            =============

See Notes to Consolidated Financial Statements (Unaudited).




                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
                         AND MARCH 31, 2000 (UNAUDITED)


                                                                      2001                      2000
                                                                ---------------           --------------
Cash flows from operating activities:

Net loss                                                        $      (341,477)          $     (341,196)

Adjustments to reconcile net loss
  to net cash provided by operating activities:

    Services provided by the General Partner                            476,303                  467,785



    Changes in operating assets and liabilities:

        Interest and other receivables                                   59,222                    1,730

        Accounts payable and accrued liabilities                         29,307                   21,272
                                                                ---------------           --------------

Net cash provided by operating activities                               223,355                  149,591
                                                                ---------------           --------------
Net increase in cash and
  cash equivalents                                                      223,355                  149,591

Cash and cash equivalents at
  beginning of period                                                11,264,676               10,613,295
                                                                ---------------           --------------

Cash and cash equivalents at end
  of period                                                     $    11,488,031           $   10,762,886
                                                                ===============           ==============



See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                       CONSOLIDATED STATEMENTS OF CHANGES
                              IN PARTNERS' CAPITAL
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)


                                                    General           Limited
                                                    Partner           Partners           Total
                                                --------------      ------------      -----------

Partners' Capital as of January 1, 2001         $      109,664      $  8,807,578      $ 8,917,242


Net loss                                                (3,415)         (338,062)        (341,477)

Additional capital contributions                       476,303                 -          476,303

Transfer from General Partner to Limited
  partners                                            (471,540)          471,540                -
                                                --------------      ------------      -----------

Partners/ Capital as of March 31, 2001          $      111,012      $  8,941,056      $ 9,052,068
                                                ==============      ============      ===========



See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


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

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of March 31, 2001 and the results of operations, cash flows and partners' capital of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the entire year.

     Additional information, including the audited year end 2000 Financial Statements and the Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 2000 on file with the Securities and Exchange Commission.

2.   Liquidity and Summary of Investment Status

     As of March 31, 2001, the Partnership had $11,488,031 in cash and cash equivalents.

     As of March 31, 2001, the Partnership's obligations and contingencies relating to its former investments amounted to approximately $1.8 million, in the aggregate, and are recorded as a liability in the financial statements of the Partnership. The General Partner intends to resolve these obligations and contingencies as soon as practicable.

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

     Pursuant to an amendment to the Partnership Agreement dated March 24, 1997, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership did not pay for these services and will not pay for such services in the future. However, in accordance with GAAP, for financial reporting purposes, amounts equal to these services for the first quarter of 2001 and 2000 of $476,303 and $467,785, respectively, have been treated in the accompanying consolidated statements of operations as an expense for services provided by the General Partner with a corresponding increase in General Partner's capital due to the capital contributions. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital account in the aggregate amount of $471,540 and $463,107 during the first quarter of 2001 and 2000, respectively, which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. In August 2000, the motion for reargument was denied. On August 17, 2000, Plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order, and to permit them to file an amended complaint. On January 16, 2001, the Supreme Court denied the motion.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three months ended March 31, 2001 and 2000, the Partnership incurred approximately $8,000 and $11,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $619,000 through March 31, 2001.

Item 2.  Management's   Discussion  and  Analysis  of  Financial Condition and
Results of Operations.

Liquidity and Capital Resources.

As of March 31, 2001, Registrant had $11,488,031 in cash and cash equivalents.

     Pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (see below), and making a final cash distribution, if any, to its partners. As of March 31, 2001, Registrant's obligations and contingencies relating to its former investments amounted to approximately $1.8 million, in the aggregate, and are recorded as a liability in the financial statements of Registrant. Media Opportunity Management Partners (the "General Partner") intends to resolve these obligations and contingencies as soon as practicable. However, as a result of outstanding litigation (see below), Registrant has experienced a delay in its liquidation.

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

     Pursuant to an amendment to the Partnership Agreement (the "Amendment") dated March 24, 1997, Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with accounting principles generally accepted in the United States of America, for financial reporting purposes, an amount equal to these services for the first quarter of 2001 of $476,303 has been treated in the accompanying consolidated statement of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital account for the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three months ended March 31, 2001 and 2000, the Partnership incurred approximately $8,000 and $11,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $619,000 through March 31, 2001.

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

Results of Operations.

2001 vs. 2000

     Registrant generated a net loss of approximately $341,000 in the first three months of 2001, which was comprised of services provided by the General Partner of approximately $476,000, professional fees and other expenses of approximately $11,000, partially offset by interest and other income of approximately $146,000.

     Registrant generated a net loss of approximately $341,000 in the first three months of 2000, which was comprised of services provided by the General Partner of approximately $468,000, professional fees and other expenses of approximately $15,000, partially offset by interest and other income of approximately $142,000.

     There was no material change in the results of operations for the 2001 period as compared to the 2000 period.

     Registrant's net income, excluding services provided by the General Partner, due to the termination of Registrant's obligation to pay for management fees since 1996, was approximately $135,000 and $127,000, for the first three months of 2001 and 2000, respectively.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


     As of March 31, 2001, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. In August 2000, the motion for reargument was denied. On August 17, 2000, plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order, and to permit them to file an amended complaint. On January 16, 2001, the Supreme Court denied the motion.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., Merrill Lynch. For the three months ended March 31, 2001, Registrant incurred approximately $8,000 for legal costs relating to such indemnification. Such cumulative costs amount to approximately $619,000 through March 31, 2001.

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




                                      By:  Media Opportunity Management Partners
                                           General Partner

                                      By:  RP Opportunity Management, L.P.
                                           General Partner

                                      By:  IMP Opportunity Management Inc.



Dated: May 15, 2001                        /s/ I. Martin Pompadur
                                           -------------------------------------
                                               I. Martin Pompadur
                                               Director and President
                                              (principal executive officer
                                               of the Registrant)

Dated: May 15, 2001                        /s/ Elizabeth McNey Yates
                                           -------------------------------------
                                               Elizabeth McNey Yates
                                               Executive Vice President

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


                                       ML MEDIA OPPORTUNITY PARTNERS, L.P.

                                       By: Media Opportunity Management Partners
                                           General Partner

                                       By: ML Opportunity Management, Inc.



Dated: May 15, 2001                    /s/ Kevin K. Albert
                                       -----------------------------------------
                                           Kevin K. Albert
                                           Director and President

Dated: May 15, 2001                    /s/ James V. Caruso
                                       -----------------------------------------
                                           James V. Caruso
                                           Director and Executive Vice President

Dated: May 15, 2001                    /s/ Anthony J. Lafaire
                                       -----------------------------------------
                                           Anthony J. Lafaire
                                           Director and Vice President

Dated: May 15, 2001                    /s/ Diane T. Herte
                                       -----------------------------------------
                                           Diane T. Herte
                                           Vice President and Treasurer
                                          (principal accounting officer and
                                           principal financial officer
                                           of Registrant)