Form 10-Q
period 2001-06-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 2001-08-10
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                                  June 30, 2001

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

                       ML Media Opportunity Partners, L.P.

                         Part 1 - Financial Information.


Item 1.   Financial Statements.

                                   TABLE OF CONTENTS


Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and
December 31, 2000 (Unaudited)

Consolidated Statements of Operations for the three and six months ended June 30, 2001(Unaudited) and June 30, 2000 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2001 (Unaudited) and June 30, 2000 (Unaudited)

Consolidated Statements of Changes in Partners' Capital for the six months ended June 30, 2001 (Unaudited)

Notes to Consolidated Financial Statements for the six months ended June 30, 2001(Unaudited)

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
           CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 (UNAUDITED)
                        AND DECEMBER 31, 2000 (UNAUDITED)


                                                                           June 30,                   December 31,
                                                        Notes                2001                         2000
                                                       -------          -------------                ----------------

ASSETS:
Cash and cash equivalents                                               $  11,585,974                $     11,264,676
Interest and other receivables                                                 15,327                          80,289
                                                                        -------------                ----------------

TOTAL ASSETS                                                            $  11,601,301                $     11,344,965
                                                                        =============                ================
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
   Accounts payable and accrued liabilities                             $   2,441,661                $      2,427,723
                                                                        -------------                ----------------
 Total Liabilities                                                          2,441,661                       2,427,723
                                                                        -------------                ----------------
   Commitments and contingencies                        2,3








(Continued on the following page.)

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
           CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 (UNAUDITED)
                        AND DECEMBER 31, 2000 (UNAUDITED)
                                   (continued)


                                                                                    June 30,                December 31,
                                                                 Notes                2001                      2000
                                                               ---------         -------------             --------------
Partners' Capital:

General Partner:
Capital contributions, net of offering expenses                                      1,019,428                  1,019,428

Additional capital contributions                                    2               34,241,686                 33,289,080
Transfer from General Partner
   to Limited partners                                              2              (34,135,990)               (33,192,910)
Cumulative cash distributions                                                         (362,496)                  (362,496)
Cumulative loss                                                                       (650,540)                  (643,438)
                                                                                 -------------             --------------
                                                                                       112,088                    109,664
Limited partners:                                                                =============             ==============
Capital contributions, net of offering expenses (112,147.1
   Units of Limited Partnership Interest)                                          100,914,316                100,914,316
Transfer from General Partner
   to Limited partners                                              2               34,135,990                 33,192,910
Tax allowance cash distribution                                                     (2,040,121)                (2,040,121)
Other cumulative cash distributions                                 2              (59,559,029)               (59,559,029)
Cumulative loss                                                                    (64,403,604)               (63,700,498)
                                                                                 -------------             --------------
                                                                                     9,047,552                  8,807,578
                                                                                 -------------             --------------
Total Partners' Capital                                                              9,159,640                  8,917,242
                                                                                 -------------             --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                          $  11,601,301             $   11,344,965
                                                                                 =============             ==============




See Notes to Consolidated Financial Statements (Unaudited).


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                            JUNE 30, 2001 (UNAUDITED)
                          AND JUNE 30, 2000 (UNAUDITED)


                                                      Three Months                                   Six Months
                                              -----------------------------                 ----------------------------
                                              June 30,              June 30,                 June 30,            June 30,
                                                2001                  2000                     2001                2000
                                             ----------           -----------             -------------       -------------

Interest and other income                    $  112,483           $   158,770             $     258,109       $     300,515
                                             ----------           -----------             -------------       -------------
Partnership Operating Expenses:
   Professional fees and other                    4,911                49,124                    15,711              64,280
   Services provided by the
     General Partner                            476,303               467,786                   952,606             935,571
                                             ----------           -----------             -------------       -------------
                                                481,214               516,910                   968,317             999,851
                                             ----------           -----------             -------------       -------------
NET LOSS                                     $ (368,731)          $  (358,140)            $    (710,208)      $    (699,336)
                                             ==========           ===========             =============       =============
Per Unit of Limited Partnership
   Interest:

NET LOSS                                     $    (3.26)          $     (3.16)            $       (6.27)      $       (6.17)
                                             ==========           ===========             =============       =============
Number of Units                               112,147.1             112,147.1                 112,147.1           112,147.1
                                             ==========           ===========             =============       =============



See Notes to Consolidated Financial Statements (Unaudited).


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)
                          AND JUNE 30, 2000 (UNAUDITED)


                                                                          2001                      2000
                                                                     --------------           ---------------
Cash flows from operating activities:

Net loss                                                             $     (710,208)          $      (699,336)

Adjustments to reconcile net loss
  to net cash provided by operating activities:

    Services provided by the General Partner                                952,606                   935,571

    Changes in operating assets and liabilities:

        Interest and other receivables                                       64,962                   (12,187)

        Accounts payable and accrued liabilities                             13,938                    70,197
                                                                     --------------            --------------


Net cash provided by operating activities                                   321,298                   294,245
                                                                     --------------            --------------


Net increase in cash and
  cash equivalents                                                          321,298                   294,245


Cash and cash equivalents at
  beginning of period                                                    11,264,676                10,613,295
                                                                     --------------             -------------

Cash and cash equivalents at end
  of period                                                          $   11,585,974             $  10,907,540
                                                                     ==============             =============



See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                       CONSOLIDATED STATEMENTS OF CHANGES
                              IN PARTNERS' CAPITAL
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)


                                                    General                    Limited
                                                    Partner                    Partners                       Total
                                                    -------                    ---------                      -----

Partners' Capital as of January 1, 2001          $    109,664                $  8,807,578                  $ 8,917,242


Net loss                                               (7,102)                   (703,106)                    (710,208)

Additional capital contributions                      952,606                           -                      952,606


Transfer from General Partner to Limited             (943,080)                    943,080                            -
 partners                                        ------------                ------------                  -----------

Partners' Capital as of June 30, 2001            $    112,088                $  9,047,552                  $ 9,159,640
                                                 ============                ============                  ===========




See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)


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

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the financial position of the Partnership as of June 30, 2001 and the results of operations, cash flows and partners' capital of the Partnership for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations for the entire year.

     Additional information, including the audited year end 2000 Financial Statements and the Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 2000 on file with the Securities and Exchange Commission.

2.   Liquidity and Summary of Investment Status

     As of June 30, 2001, the Partnership had $11,585,974 in cash and cash equivalents.

     As of June 30, 2001, the Partnership's obligations and contingencies relating to its former investments amounted to approximately $1.8 million, in the aggregate, and are recorded as a liability in the financial statements of the Partnership. The General Partner intends to resolve these obligations and contingencies as soon as practicable.

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

     Pursuant to an amendment to the Partnership Agreement dated March 24, 1997, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership did not pay for these services and will not pay for such services in the future. However, in accordance with GAAP, for financial reporting purposes, amounts equal to these services for the three and six months ended June 30, 2001 of $476,303 and $952,606, respectively, and for the three and six months ended June 30, 2000 of $467,786 and $935,571, respectively, have been treated in the accompanying consolidated statements of operations as an expense for services provided by the General Partner with a corresponding increase in General Partner's capital due to the capital contributions. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital account in the aggregate amount of $943,080 and $926,215 during the first six months of 2001 and 2000, respectively, which represents the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. In August 2000, the motion for reargument was denied. On August 17, 2000, Plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order, and to permit them to file an amended complaint. On January 16, 2001, the Supreme Court denied the motion. On July 20, 2001, the Court issued an amended decision and order, correcting in certain respects its January 16, 2001 decision and order.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and six months ended June 30, 2001, the Partnership incurred approximately $7,000 and $15,000, respectively, for legal costs relating to such indemnification. For the three and six months ended June 30, 2000, the Partnership incurred approximately $43,000 and $54,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $626,000 through June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources.

     As of June 30, 2001, Registrant had $11,585,974 in cash and cash equivalents.

     Pursuant to the Amended and Restated Agreement of Limited Partnership (the 'Partnership Agreement'), Registrant is in dissolution and its only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies (see below), and making a final cash distribution, if any, to its partners. As of June 30, 2001, Registrant's obligations and contingencies relating to its former investments amounted to approximately $1.8 million, in the aggregate, and are recorded as a liability in the financial statements of Registrant. Media Opportunity Management Partners (the "General Partner") intends to resolve these obligations and contingencies as soon as practicable. However, as a result of outstanding litigation (see below), Registrant has experienced a delay in its liquidation.

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

     Pursuant to an amendment to the Partnership Agreement (the "Amendment") dated March 24, 1997, Registrant's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of Registrant, Registrant did not pay for these services and will not pay for such services in the future. However, in accordance with accounting principles generally accepted in the United States of America, for financial reporting purposes, an amount equal to these services for the three and six months ended June 30, 2001 of $476,303 and $952,606, respectively, and for the three and six months ended June 30, 2000 of $467,786 and $935,571, respectively, has been treated in the accompanying consolidated statements of operations as an expense with a corresponding increase in General Partner's capital due to the capital contributions for services provided by the General Partner. In conjunction with the General Partner's capital increase, a transfer was made to the limited partners' capital account for the limited partners' share (99%) of the capital contribution of such services. The foregoing expense and capital transfer have no effect on the capital of the limited partners or the General Partner.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. In August 2000, the motion for reargument was denied. On August 17, 2000, plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order, and to permit them to file an amended complaint. On January 16, 2001, the Supreme Court denied the motion. On July 20, 2001, the Court issued an amended decision and order, correcting in certain respects its January 16, 2001 decision and order.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and six months ended June 30, 2001, Registrant incurred approximately $7,000 and $15,000, respectively, for legal costs relating to such indemnification. For the three and six months ended June 30, 2000, Registrant incurred approximately $43,000 and $54,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $626,000 through June 30, 2001.


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

Results of Operations.

Three months ended June 30, 2001 and 2000.

     Registrant generated a net loss of approximately $369,000 in the three months ended June 30, 2001, which was comprised of services provided by the General Partner of approximately $476,000 and professional fees and other expenses of approximately $5,000, partially offset by interest and other income of approximately $112,000.

     Registrant generated a net loss of approximately $358,000 in the three months ended June 30, 2000, which was comprised of services provided by the General Partner of approximately $468,000 and professional fees and other expenses of approximately $49,000, partially offset by interest and other income of approximately $159,000.

     The increase in net loss of approximately $11,000 from the 2000 period is primarily attributable to an increase in services provided by the General Partner and a decrease in interest income due to lower interest rates for the 2001 period, partially offset by a decrease in professional fees and other expenses due to a decrease in legal fees related to the class action litigation.

     Registrant's net income, excluding services provided by the General Partner, due to the termination of Registrant's obligation to pay for management fees since 1996, was approximately $108,000 and $110,000, for the three months ended June 30, 2001 and 2000, respectively.

Six months ended June 30, 2001 and 2000.

     Registrant generated a net loss of approximately $710,000 in the first six months of 2001, which was comprised of services provided by the General Partner of approximately $953,000 and professional fees and other expenses of approximately $16,000, partially offset by interest and other income of approximately $258,000.

     Registrant generated a net loss of approximately $699,000 in the first six months of 2000, which was comprised of services provided by the General Partner of approximately $936,000 and professional fees and other expenses of approximately $64,000, partially offset by interest and other income of approximately $301,000.

     The increase in net loss of approximately $11,000 from the 2000 period is primarily attributable to an increase in services provided by the General Partner and a decrease in interest income due to lower interest rates for the 2001 period, partially offset by a decrease in professional fees and other expenses due to a decrease in legal fees related to the class action litigation.

     Registrant's net income, excluding services provided by the General Partner, due to the termination of Registrant's obligation to pay for management fees since 1996, was approximately $242,000 and $236,000, for the six months ended June 30, 2001 and 2000, respectively.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk


     As of June 30, 2001, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLOM and RPOM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, return of uninvested capital contributions, counsel fees, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. In August 2000, the motion for reargument was denied. On August 17, 2000, plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order, and to permit them to file an amended complaint. On January 16, 2001, the Supreme Court denied the motion. On July 20, 2001, the Court issued an amended decision and order, correcting in certain respects its January 16, 2001 decision and order.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and six months ended June 30, 2001, Registrant incurred approximately $7,000 and $15,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $626,000 through June 30, 2001.

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

                                        ML MEDIA OPPORTUNITY PARTNERS, L.P.


                                 By: Media Opportunity Management Partners
                                     General Partner

                                 By  RP Opportunity Management, L.P.
                                     General Partner

                                 By: IMP Opportunity Management Inc.



Dated: August 10, 2001                              I. Martin Pompadur
                                                --------------------------------
                                                    I. Martin Pompadur
                                                    Director and President
                                                    (principal executive officer
                                                     of the Registrant)

Dated: August 10, 2001                           /s/ Elizabeth McNey Yates
                                                --------------------------------
                                                    Elizabeth McNey Yates
                                                    Executive Vice President

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


                                       ML MEDIA OPPORTUNITY PARTNERS, L.P.

                                       By: Media Opportunity Management Partners
                                           General Partner

                                       By: ML Opportunity Management, Inc.



Dated: August 10, 2001                  /s/ Kevin K. Albert
                                       -----------------------------------------
                                           Kevin K. Albert
                                           Director and President

Dated: August 10, 2001                  /s/ James V. Caruso
                                       -----------------------------------------
                                           James V. Caruso
                                           Director and Executive Vice President

Dated: August 10, 2001                  /s/ Anthony J. Lafaire
                                       -----------------------------------------
                                           Anthony J. Lafaire
                                           Director and Vice President

Dated: August 10, 2001                  /s/ Diane T. Herte
                                       -----------------------------------------
                                           Diane T. Herte
                                           Vice President and Treasurer
                                          (principal accounting officer and
                                           principal financial officer
                                           of Registrant)