Form 10-Q/A
period 2001-06-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 2001-08-10
CIK 818080

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A
                              (Amendment Number 1)

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

                    Four World Financial Center - 26th Floor
                            New York, New York 10080
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:(800) 288-3694


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

     This amendment to Registrant's Form 10-Q for the fiscal quarter ended June 30, 2001 is being filed to add the signature page that immediately follows this page.


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

                                       By: RP Media Opportunity Management, L.P.
                                           General Partner

                                       By: IMP Opportunity Management, Inc.



Dated: August 10, 2001                  /s/ I. Martin Pompadur
                                        ----------------------------------------
                                            I. Martin Pompadur
                                            Director and President
                                            (principal executive officer
                                             of the Registrant)

Dated: August 10, 2001                  /s/ Elizabeth McNey Yates
                                        ----------------------------------------
                                            Elizabeth McNey Yates
                                            Executive Vice President





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
                                       By: Media Opportunity Management Partners
                                           General Partner

                                       By: ML Opportunity Management, Inc.


Dated: August 10, 2001                 /s/ Diane T. Herte
                                       -----------------------------------
                                           Diane T. Herte
                                           Vice President and Treasurer
                                           (principal accounting officer
                                            and principal financial
                                            officer of the Registrant)