Form 10-Q
period 2001-09-30
ML MEDIA OPPORTUNITY PARTNERS L P ET AL
filed 2001-11-14
CIK 818080

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-16690


                       ML MEDIA OPPORTUNITY PARTNERS, L.P.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


Delaware                                                              13-3429969
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4 World Financial Center, 26th Floor
New York, New York                                                         10080
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (800) 288-3694

Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------------------
------------------

                          ML MEDIA OPPORTUNITY PARTNERS, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 (Unaudited)

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2001 and 2000 (Unaudited)

Consolidated Statement of Changes in Partners' Capital for the Nine Months Ended
 September 30, 2001 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.



PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

ML MEDIA OPPORTUNITY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                                                    September 30,            December 31,
                                                                                        2001                     2000
                                                                                  -----------------      ------------------
ASSETS

Cash and cash equivalents                                                         $     11,689,661       $      11,264,676
Accrued interest and other receivables                                                      36,158                  80,289
                                                                                  ----------------       -----------------

TOTAL ASSETS                                                                      $     11,725,819       $      11,344,965
                                                                                  ================       =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued liabilities                                          $      2,477,456       $       2,427,723
                                                                                  ----------------       -----------------
   Total liabilities                                                                     2,477,456               2,427,723
                                                                                  ----------------       -----------------

Partners' Capital:
General Partner:
Capital contributions, net of offering expenses                                          1,019,428               1,019,428
Additional capital contributions                                                        34,717,989              33,289,080
Transfer from General Partner to Limited Partners                                      (34,607,530)            (33,192,910)
Cumulative cash distributions                                                             (362,496)               (362,496)
Cumulative net loss                                                                       (654,416)               (643,438)
                                                                                  ----------------       -----------------
                                                                                           112,975                 109,664
                                                                                  ----------------       -----------------
Limited Partners:
Capital contributions, net of offering expenses
   (112,147.10 Units of Limited Partnership Interest)                                  100,914,316             100,914,316
Transfer from General Partner to Limited Partners                                       34,607,530              33,192,910
Tax allowance cash distribution                                                         (2,040,121)             (2,040,121)
Other cumulative cash distributions                                                    (59,559,029)            (59,559,029)
Cumulative net loss                                                                    (64,787,308)            (63,700,498)
                                                                                  ----------------       -----------------
                                                                                         9,135,388               8,807,578
                                                                                  ----------------       -----------------
   Total partners' capital                                                               9,248,363               8,917,242
                                                                                  ----------------       -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $     11,725,819       $      11,344,965
                                                                                  ================       =================

See notes to financial statements.

ML MEDIA OPPORTUNITY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                              2001             2000            2001               2000
                                                        --------------   -------------   ----------------   ---------------


    Interest and other income                           $       96,750   $     147,737   $        354,859   $       448,252
                                                        --------------   -------------   ----------------   ---------------


    Professional fees and other                                  8,027          31,448             23,738            95,728
    Services provided by the General Partner                   476,303         467,785          1,428,909         1,403,356
                                                        --------------   -------------   ----------------   ---------------
       Total expenses                                          484,330         499,233          1,452,647         1,499,084
                                                        --------------   -------------   ----------------   ---------------

    NET LOSS                                            $     (387,580)  $    (351,496)  $     (1,097,788)  $    (1,050,832)
                                                        ==============   =============   ================   ===============

    Net Loss per Unit of
       Limited Partnership Interest:                        $   (3.42)      $    (3.10)        $   (9.69)         $   (9.28)
                                                            =========       ==========         =========          =========



See notes to financial statements.

ML MEDIA OPPORTUNITY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,

                                                                                                2001                 2000
                                                                                          ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                  $     (1,097,788)    $     (1,050,832)

Adjustments to reconcile net loss to net cash provided by operating activities:

Services provided by the General Partner                                                         1,428,909            1,403,356
Changes in operating assets and liabilities:
   Accrued interest and other receivables                                                           44,131              (10,583)
   Accounts payable and accrued liabilities                                                         49,733              123,842
                                                                                          ----------------     ----------------
Cash provided by operating activities                                                              424,985              465,783

Cash and cash equivalents at beginning of period                                                11,264,676           10,613,295
                                                                                          ----------------     ----------------

Cash and cash equivalents at end of period                                                $     11,689,661     $     11,079,078
                                                                                          ================     ================


See notes to financial statements.

ML MEDIA OPPORTUNITY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited) For the Nine Months Ended September 30, 2001




                                                                            General            Limited
                                                                            Partner            Partners             Total
                                                                        --------------      --------------     ---------------
Balance as of beginning of period                                       $      109,664      $    8,807,578     $      8,917,242

Net loss                                                                       (10,978)         (1,086,810)          (1,097,788)

Additional capital contributions                                             1,428,909                   -            1,428,909

Transfer from General Partner to Limited Partners                           (1,414,620)          1,414,620                    -
                                                                        --------------      --------------     ----------------

Balance as of end of period                                             $      112,975      $    9,135,388     $      9,248,363
                                                                        ==============      ==============     ================





See notes to financial statements.

ML MEDIA OPPORTUNITY PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.  Organization and Purpose

ML Media Opportunity Partners, L.P. (the "Partnership") is a Delaware limited partnership formed on June 23, 1987. The Partnership was formed to acquire, finance, hold, develop, improve, maintain, operate, lease, sell, exchange, dispose of and otherwise invest in and deal with media businesses and direct and indirect interests therein. The Partnership commenced operations on March 23, 1988 with the first closing of the sale of units of limited partnership interest ("Units"). Subscriptions for an aggregate of 112,147.1 Units were accepted and are outstanding.

Media Opportunity Management Partners, the general partner of the Partnership (the "General Partner"), is a joint venture organized as a general partnership under the laws of the State of New York between RP Opportunity Management, L.P. ("RPOM"), a Delaware limited partnership, and ML Opportunity Management Inc. ("MLOM"), a Delaware corporation and indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. The General Partner's total initial capital contribution amounted to $1,132,800 which represents 1% of the total Partnership capital contributions.

Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership has been in dissolution since September 22, 1998, one year following the disposition of the Partnership's last media business. The Partnership's only remaining activity is to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies, and making a final cash distribution to its partners.

2.  Basis of Accounting

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of the General Partner, the financial statements include all adjustments necessary for the fair presentation of the financial position of the Partnership as of September 30, 2001 and the results of its operations, cash flows and changes in partners' capital for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the entire year.

Additional information, including audited financial statements and disclosure of significant accounting policies, is included in the Partnership's filing of Form 10-K for the year ended December 31, 2000, which is on file with the Securities and Exchange Commission.

3.  Management Fee

Pursuant to an amendment to the Partnership Agreement dated March 24, 1997, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf

ML MEDIA OPPORTUNITY PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

of the Partnership, the Partnership has not paid for these services for 1996 and will not pay for such services in the future. However, for financial reporting purposes, a Partnership Management Fee and a Property Management Fee for the three and nine months ended September 30, 2001 of $476,303 and $1,428,909, respectively, and for the three and nine months ended September 30, 2000 of $467,785 and $1,403,356, respectively, has been recorded, along with a corresponding capital contribution from the General Partner. Additionally, a transfer of capital from the General Partner to the limited partners in an aggregate amount of $1,414,620 and $1,389,322 for the nine months ended September 30, 2001 and 2000, respectively, has been recorded to offset the limited partners' allocated share of such Partnership Management Fee and Property Management Fee. The foregoing expense and capital transfers result in no effect to the capital accounts of the General Partner or the limited partners.

4.  Legal Proceedings

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

On March 3, 1999, the Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the lower Court's order. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. In August 2000, the motion for reargument was denied. On August 17, 2000, Plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order, and to permit them to file an amended complaint. On January 16, 2001, the Supreme Court denied the motion. On July 20, 2001, the Court issued an amended decision and order, correcting in certain respects its January 16, 2001 decision and order. Plaintiffs' time to appeal from the July 20, 2001 decision and order has now expired and, accordingly, the litigation is concluded.

ML MEDIA OPPORTUNITY PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and nine months ended September 30, 2001, the Partnership incurred approximately $7,000 and $22,000, respectively, for legal costs relating to such indemnification. For the three and nine months ended September 30, 2000, the Partnership incurred approximately $28,000 and $82,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $633,000 through September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ---------------------------------------------------------------

Liquidity and Capital Resources

As of September 30, 2001, the Partnership had $11.7 million in cash and cash equivalents and $2.5 million of accrued liabilities, which includes $1.8 million of obligations and contingencies relating to its former investments and $633,000 relating to the concluded class action litigation, described in Note 4 of notes to financial statements. Such class action litigation and related claims against the Partnership for indemnification, other costs and expenses related to such litigation, as well as the involvement of management, has delayed the Partnership's termination and adversely affected the timing and amount of the final cash distribution to partners.

Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership has been in dissolution since September 22, 1998, one year following the disposition of the Partnership's last media business. The General Partner will continue to manage the Partnership through its date of termination and the Partnership's only remaining activity will be to wind up its affairs, which includes providing for or resolving its remaining obligations and contingencies, and making a final cash distribution to its partners.

Due to the recent favorable termination of the class action litigation and assuming that no new complaints or other claims are asserted against the Partnership, the Partnership intends to take all reasonable steps to resolve its remaining obligations and contingencies in order to liquidate before year end 2001, although the Partnership cannot give assurance that it will be able to achieve that goal.

Results of Operations

Three months ended September 30, 2001 and 2000

The Partnership had a net loss of $388,000 for the three months ended September 30, 2001, which was comprised of services provided by the General Partner of $476,000 and professional fees and other expenses of $8,000, partially offset by interest and other income of $97,000. For the three months ended September 30, 2000, the Partnership had a net loss of $352,000, which was comprised of services provided by the General Partner of $468,000 and professional fees and other expenses of $31,000, partially offset by interest and other income of $148,000.

The $36,000 increase in net loss for the 2001 period compared to the 2000 period is the result of a $51,000 decline in interest income partially offset by a $15,000 decrease in expenses. The decrease in interest income primarily is due to reduced interest rates for the 2001 period compared to the 2000 period. The decrease in expenses includes a $23,000 decrease in professional fees and other expenses, primarily reflecting a decrease in legal fees related to the class action litigation, partially offset by an $8,000 increase in services provided by the General Partner.

Nine months ended September 30, 2001 and 2000

The Partnership had a net loss of $1,098,000 for the nine months ended September 30, 2001, which was comprised of services provided by the General Partner of $1,429,000 and professional fees and other expenses of $24,000, partially offset by interest and other income of $355,000. For the nine months ended September 30, 2000, the Partnership had a net loss of $1,051,000, which was comprised of services provided by the General Partner of $1,403,000 and professional fees and other expenses of $96,000, partially offset by interest and other income of $448,000.

The $47,000 increase in net loss for the 2001 period compared to the 2000 period is the result of a $93,000 decline in interest income partially offset by a $46,000 decrease in expenses. The decrease in interest income primarily is due to reduced interest rates for the 2001 period compared to the 2000 period. The decrease in expenses includes a $72,000 decrease in professional fees and other expenses, primarily reflecting a decrease in legal fees related to the class action litigation, partially offset by a $26,000 increase in services provided by the General Partner.

Pursuant to an amendment to the Partnership Agreement dated March 24, 1997, the Partnership's obligation to pay a Partnership Management Fee and a Property Management Fee for 1996 and subsequent periods was terminated. Therefore, although the General Partner continues to provide services on behalf of the Partnership, the Partnership has not paid for these services for 1996 and will not pay for such services in the future. However, for financial reporting purposes, a Partnership Management Fee and a Property Management Fee for the three and nine months ended September 30, 2001 of $476,303 and $1,428,909, respectively, and for the three and nine months ended September 30, 2000 of $467,785 and $1,403,356, respectively, has been recorded, along with a corresponding capital contribution from the General Partner. Additionally, a transfer of capital from the General Partner to the limited partners in an aggregate amount of $1,414,620 and $1,389,323 for the nine months ended September 30, 2001 and 2000, respectively, has been recorded to offset the limited partners' allocated share of such Partnership Management Fee and Property Management Fee. The foregoing expense and capital transfers result in no effect to the capital accounts of the General Partner or the limited partners.

Excluding services provided by the General Partner, which are not paid by the Partnership, as discussed above, the Partnership had net income for the three and nine months ended September 30, 2001 of $88,000 and $331,000, respectively, and net income for the three and nine months ended September 30, 2000 of $116,000 and $352,000, respectively.

Forward Looking Information

In addition to historical information contained or incorporated by reference in this report on Form 10-Q, the Partnership may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, the Partnership notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results, and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-Q. The Partnership undertakes no responsibility to update publicly or revise any forward-looking statements.


Item 3.       Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2001, the Partnership maintained a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on the Partnership's financial position.

                            PART II - OTHER INFORMATION.

Item 1.       Legal Proceedings

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

On March 3, 1999, the Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety. On June 8, 2000, the New York Supreme Court, Appellate Division - First Department issued a Decision and Order, unanimously affirming the lower Court's order. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On June 23, 2000, plaintiffs filed a motion for reargument with respect to certain portions of the Appellate Division's Decision and Order. In August 2000, the motion for reargument was denied. On August 17, 2000, Plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order, and to permit them to file an amended complaint. On January 16, 2001, the Supreme Court denied the motion. On July 20, 2001, the Court issued an amended decision and order, correcting in certain respects its January 16, 2001 decision and order. Plaintiffs' time to appeal from the July 20, 2001 decision and order has now expired and, accordingly, the litigation is concluded.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPOM, MLOM or the General Partner, subject to specified conditions. In connection with the purported class action noted above, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, MLOM, RPOM, Merrill Lynch & Co., Inc., and Merrill Lynch. For the three and nine months ended September 30, 2001, the Partnership incurred approximately $7,000 and $22,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $633,000 through September 30, 2001.

The Partnership is not aware of any other material legal proceedings.


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


                        ML MEDIA OPPORTUNITY PARTNERS, L.P.

                    By: Media Opportunity Management Partners
                        General Partner

                    By: RP Opportunity Management, L.P.
                           General Partner

                    By: IMP Opportunity Management Inc.



Dated: November 14, 2001      /s/ I. Martin Pompadur
                              ---------------------
                              I. Martin Pompadur
                              Director and President
                             (principal executive officer of the Registrant)

Dated: November 14, 2001      /s/ Elizabeth McNey Yates
                              -------------------------
                              Elizabeth McNey Yates
                              Executive Vice President

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


                         ML MEDIA OPPORTUNITY PARTNERS, L.P.

                    By: Media Opportunity Management Partners
                        General Partner

                    By: ML Opportunity Management, Inc.



Dated: November 14, 2001    /s/ Kevin K. Albert
                            --------------------
                            Kevin K. Albert
                            Director and President

Dated: November 14, 2001    /s/ James V. Caruso
                            ---------------------
                            James V. Caruso
                            Director and Executive Vice President

Dated: November 14, 2001   /s/ Anthony J. Lafaire
                           ----------------------
                           Anthony J. Lafaire
                           Director and Vice President

Dated: November 14, 2001   /s/ Diane T. Herte
                           ------------------------
                           Diane T. Herte
                           Vice President and Treasurer
                          (principal accounting officer and
                           principal financial officer of Registrant)